Form 10-K
period 2022-12-31
FIRST NORTHERN COMMUNITY BANCORP
filed 2023-03-10
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant on June 30, 2022 (based upon the last reported sales price of such stock on the OTC Markets on June 30, 2022) was $116,695,157.
The number of shares of the registrant’s Common Stock outstanding as of March 6, 2023 was 14,038,084.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12 (as to security ownership of certain beneficial owners and management), 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2023 Annual Meeting of Shareholders.

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

●
Credit quality and provision for credit losses and management of asset quality and credit risk, expectations regarding collections and expectations regarding the forgiveness and SBA reimbursement and guarantee of loans made under the Paycheck Protection Program (“PPP”) and the timing thereof

●
Our allowances for loan losses, including the conditions we consider in determining the unallocated allowance and our portfolio credit quality, the adequacy of the allowance for loan losses, underwriting standards, and risk grading, and the expected impact of changes in the methodology for determining the allowance for loan losses effective as to the Company on January 1, 2023

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

●	Our deposit base including renewal of time deposits

●	The impact on our net interest income and net interest margin of changes in interest rates

●
The effect of possible changes in the initiatives and policies of the federal and state bank regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, the Securities and Exchange Commission and other standard setters

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

On November 5, 2022, the Bank entered into a Purchase and Assumption Agreement (the “Purchase Agreement”) with Columbia State Bank, a Washington state-chartered commercial bank (“Columbia”) and a wholly-owned subsidiary of Columbia Banking System, Inc., to acquire three branches of Columbia located in the California towns of Colusa, Orland and Willows.

On January 20, 2023 the Company completed the acquisition of these branches.  This acquisition enabled the Company to extend its existing footprint.  Pursuant to the Purchase Agreement, the Bank acquired these branches for consideration in an amount equal to 3.15% of the average daily closing balance of the deposits for the period commencing thirty calendar days prior to the closing date and concluding on the date preceding the closing date plus the net book values of certain assets of Columbia and accrued interest and fees with respect to the acquired loans.  At the closing of the acquisition, and subject to the terms of the Purchase Agreement, the Bank assumed the deposit liabilities related to certain accounts. The aggregate deposits assumed totaled approximately $116 million, and the aggregate principal balance of the loans acquired totaled approximately $4 million.

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

The Bank’s principal source of revenue is interest income. Interest income is primarily derived from interest and fees on loans and leases, interest on investments, and due from banks interest bearing accounts. For the year ended December 31, 2022, these sources comprised approximately 76%, 16%, and 7%, respectively, of the Company’s interest income.

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

As of December 31, 2022, the Company had consolidated assets of approximately $1.87 billion, liabilities of approximately $1.75 billion and stockholders’ equity of approximately $125.0 million. The Company and its subsidiaries employed 192 full-time-equivalent employees as of December 31, 2022.  The Company and the Bank consider their relationship with their employees to be good and have not experienced any interruptions of operations due to labor disagreements.

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

The FRB has significant supervisory, regulatory and enforcement authority over the Company and its affiliates.  The FRB requires the Company to maintain certain levels of capital.  See “Capital Standards” below for more information.  The FRB also has the authority to take enforcement action against any bank holding company that commits any unsafe or unsound practice, or violates certain laws, regulations, or conditions imposed in writing by the FRB.  See “Prompt Corrective Action and Other Enforcement Mechanisms” below for more information.  Such enforcement powers include the power to assess civil money penalties against any bank holding company violating any provision of the BHCA or any regulation or order of the FRB under the BHCA. Knowing violations of the BHCA or regulations or orders of the FRB can also result in criminal penalties for the bank holding company and any individuals participating in such conduct.  Under long-standing FRB policy and provisions of the Dodd-Frank Act, bank holding companies are required to act as a source of financial and managerial strength to their subsidiary banks, and to commit resources to support their subsidiary banks.  This support may be required at times when a bank holding company may not have the resources to provide such support, or may not be inclined to provide such support under the then-existing circumstances.

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

Supervision and Regulation of the Bank

The Bank is subject to regulation, supervision and regular examination by the Financial Institutions Division of the California Department of Financial Protection and Innovation (“DFPI”) and the FDIC.  The regulations of and laws administered by these agencies affect most aspects of the Bank’s business and prescribe permissible types of loans and investments, the amount of required reserves, requirements for branch offices, the permissible scope of the Bank’s activities and various other requirements.  While the Bank is not a member of the FRB, it is directly subject to certain regulations of the FRB dealing with such matters as check clearing activities, establishment of banking reserves, Truth-in-Lending (“Regulation Z”), and Equal Credit Opportunity (“Regulation B”).  The Bank is also subject to regulations of (although not direct supervision and examination by) the Consumer Financial Protection Bureau (“CFPB”), which was created by the Dodd-Frank Act. Among the CFPB’s responsibilities are implementing and enforcing federal consumer financial protection laws, reviewing the business practices of financial services providers for legal compliance, monitoring the marketplace for transparency on behalf of consumers and receiving complaints and questions from consumers about consumer financial products and services. The Dodd-Frank Act added prohibitions on unfair, deceptive or abusive acts and practices to the scope of consumer protection regulations overseen and enforced by the CFPB.

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

Part of the USA Patriot Act is the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (“IMLAFATA”).  Among its provisions, IMLAFATA requires each financial institution to: (i) establish an anti-money laundering program; (ii) establish appropriate anti-money laundering policies, procedures, and controls; (iii) appoint a Bank Secrecy Act officer responsible for day-to-day compliance; and (iv) conduct independent audits.  In addition, IMLAFATA contains a provision encouraging cooperation among financial institutions, regulatory authorities, and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities.  IMLAFATA expands the circumstances under which funds in a bank account may be forfeited and requires covered financial institutions to respond under certain circumstances to requests for information from federal banking agencies within 120 hours.  IMLAFATA also amends the BHCA and the federal Bank Merger Act to require the federal banking agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing an application under these Acts.

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

Banks, such as First Northern, became subject to these rules on January 1, 2015.  The rules implement higher minimum capital requirements, include a common equity Tier 1 capital requirement, and establish criteria that instruments must meet in order to be considered common equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital.  The final rules provide for increased minimum capital ratios as follows: (a) a common equity Tier 1 capital ratio of 4.5%; (b) a Tier 1 capital ratio of 6%; (c) a total capital ratio of 8%; and (d) a Tier 1 leverage ratio to average consolidated assets of 4%.  Under these rules, in order to avoid certain limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements (equal to 2.5% of total risk-weighted assets).  The capital conservation buffer is designed to absorb losses during periods of economic stress.  First Northern believes that it was in compliance with these requirements at December 31, 2022.

Pursuant to the EGRRCPA, the FRB adopted a final rule, effective August 31, 2018, amending the Small Bank Holding Company and Savings and Loan Holding Company Policy Statement (the “policy statement”) to increase the consolidated assets threshold to qualify to utilize the provisions of the policy statement from $1 billion to $3 billion. Bank holding companies, such as the Company, are subject to capital adequacy requirements of the FRB; however, bank holding companies which are subject to the policy statement are not subject to compliance with the regulatory capital requirements until they hold $3 billion or more in consolidated total assets. As a consequence, as of December 31, 2018 and through December 31, 2022, the Company was not required to comply with the FRB’s regulatory capital requirements until such time that its consolidated total assets equal $3 billion or more or if the FRB determines that the Company is no longer deemed to be a small bank holding company. However, if the Company had been subject to these regulatory capital requirements, it would have exceeded all regulatory requirements.

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

The following table presents the capital ratios for the Bank as of December 31, 2022 (calculated in accordance with the Basel III capital rules):

	The Bank
	2022		Adequately Capitalized	Well Capitalized
	Capital	Ratio	Ratio*	Ratio
Tier 1 Leverage Capital (to Average Assets)	$170,533	8.7%	4.0%	5.0%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	170,533	14.7%	4.5%	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	170,533	14.7%	6.0%	8.0%
Total Risk-Based Capital (to Risk-Weighted Assets)	185,079	15.9%	8.0%	10.0%

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

An institution that, based upon its capital levels, is classified as “well capitalized,” “adequately capitalized” or “under-capitalized” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment.  At each successive lower capital category, an insured depository institution is subject to increased restrictions on its operations.  Management believes that at December 31, 2022, the Company and the Bank exceeded the required ratios for classification as “well capitalized.”  Institutions that are “under-capitalized” or lower are subject to certain mandatory supervisory corrective actions.  Failure to meet regulatory capital guidelines can result in a bank being required to raise additional capital.  An “under-capitalized” bank must develop a capital restoration plan and its parent holding company must generally guarantee compliance with the plan.

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

Premiums for Deposit Insurance

The Bank is a member of the Deposit Insurance Fund (“DIF”) maintained by the FDIC.  Through the DIF, the FDIC insures the deposits of the Bank up to prescribed limits for each depositor.  To maintain the DIF, member institutions are assessed an insurance premium based on their deposits and their institutional risk category.  The FDIC determines an institution’s risk category by combining its supervisory ratings with its financial ratios and other risk measures.  The FDIC also has the authority to impose special assessments at any time it estimates that DIF reserves could fall to a level that would adversely affect public confidence.  In September, 2020, the FDIC board of directors voted to adopt a restoration plan to restore the DIF reserve ratio to at least 1.35% within 8 years as required by the FDIC Act.  This action was in response to the reserve ratio dropping to 1.30% primarily due to the inflow of more than $1 trillion in estimated insured deposits in the first six month of 2020 resulting mainly from the pandemic, monetary policy actions, direct government assistance and an overall reduction in business spending.  No change was made in the current schedule of assessment rates for all insured depository institutions.  Deposit insurance assessments and assessment rates are subject to change by the FDIC and can be impacted by the overall economy and the stability of the banking industry as a whole.  There can be no assurance that the FDIC will not impose special assessments or increase annual assessments in the future.  The ultimate effect on our business of legislative, regulatory and economic developments on the DIF cannot be predicted with certainty.

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

Overdraft and Interchange Fees

The FRB’s Regulation E imposes restrictions on banks’ abilities to charge overdraft services and fees. The rule prohibits financial institutions from charging fees for paying overdrafts on ATM and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. The Dodd-Frank Act, through a provision known as the Durbin Amendment, required the FRB to establish standards for interchange fees that are “reasonable and proportional” to the cost of processing debit card transactions and imposes other requirements on card networks. Under the rule, the maximum permissible interchange fee that a bank may receive is the sum of $0.21 per transaction and five basis points multiplied by the value of the transaction, with an additional upward adjustment of no more than $0.01 per transaction if a bank develops and implements policies and procedures reasonably designed to achieve fraud-prevention standards set by regulation.  This regulation has resulted in decreased revenues and increased compliance costs for the banking industry and the Bank, and there can be no assurance that alternative sources of revenues can be implemented to offset the impact of these developments.

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

The COVID-19 Pandemic Has Adversely Impacted our Business and Results of Operations, and the Ultimate Impact of the Pandemic on the U.S., California and Global Economies, and on our Business, Results of Operations and Financial Condition, Will Depend on Future Developments, Which Are Highly Uncertain and Cannot be Predicted; However, the Effects of the Pandemic Have Had and May Continue to Have an Adverse Impact, Which Could Be Material

The COVID-19 pandemic has adversely impacted our business and results of operation, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and responsive actions taken by governmental and regulatory authorities. The pandemic and related governmental actions have negatively impacted the U.S., California and global economies, disrupted supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic significantly increased economic uncertainty, reduced economic activity, and resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities, including the markets where we have operations.  Governments in the U.S. and globally have taken steps to mitigate some of the more severe anticipated economic effects of the virus.  During March 2020, the U.S. Congress adopted and the President signed into law the CARES Act, which provided for some $2.2 trillion in federal funding for a variety of programs designed to stimulate the U.S. economy and to soften the economic consequences of the pandemic.  During March 2020, in response to the pandemic, the FRB reduced the federal funds rate 1.5 percentage points to .00 to .25 percent, and provided other monetary support to the financial markets and financial institutions in the U.S.  Additionally, in December 2020, the Congress passed and the President signed into law an additional $900 billion COVID-relief package.  There can be no assurance that these and other governmental measures will be effective in combating the impact of the pandemic or achieve their desired results in a timely fashion.

The pandemic began in the first quarter 2020 and continued to 2021 and 2022.  In response to the pandemic, the Bank proactively developed a COVID-19 Customer Support Plan designed to provide relief to those business and consumer customers financially impacted by the pandemic.  Among other actions, the Bank offered loan assistance for those impacted by COVID-19, including waiver of late fees for qualifying consumer, small business, commercial and agricultural loan customers for an initial period of 60 days which began in March 2020 and was later extended into the third quarter (waiver of late fees  expired on October 1, 2020); payment relief options; delinquencies resulting from impacts of COVID-19 were not reported to the credit reporting bureaus; access to loan programs, including the Paycheck Protection Program (“PPP”) of the Small Business Administration (“SBA”) and the Bank’s strong relationship with the State of California’s I-Bank; deposit account assistance, including waiver of overdraft/non-sufficient funds fees for all business and consumer customers for an initial period of 60 days which began in March 2020 and was later extended to the third quarter of 2020 (the auto-waiver period expired on August 1, 2020); increased debit card limits on a case-by-case basis for consumer clients; deposit customer access to surcharge-free ATMs at over 50 locations within the Bank’s local footprint and hundreds more throughout the state through the Bank’s membership in the MoneyPass ATM Network; and waiver of early withdrawal charges for customers wishing to withdraw funds from their Certificates of Deposit.  Service charges on deposit accounts decreased $608,000 in 2020 over 2019, decreasing from $1,979,000 to $1,371,000, partially due to the aforementioned relief provided.  Service charges on deposit accounts increased $285,000 in 2021 over 2020, increasing from $1,371,000 to $1,656,000 and increased $16,000 in 2022 over 2021, increasing from $1,656,000 to $1,672,000.  Future governmental and regulatory actions may require us to provide these and additional types of customer-related responses.  Further impact to our results of operations cannot be quantified at this time.

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

Our business operations may also be disrupted if significant portions of our workforce, including employees of our third-party service providers, are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with the pandemic.  As of December 31, 2021, we repopulated all offices, with some remaining on a hybrid schedule of working in the office and working remotely.  Remote work arrangements may exacerbate certain risks to our business, including an increased demand for information technology resources, increased risk of phishing and other cybersecurity attacks, and increased information security risk involving, among other risks, the unauthorized dissemination of sensitive personal information or proprietary or confidential information about us, our customers or other third parties.  The pandemic could also disrupt our operations due to absenteeism by infected or ill members of management or other employees, or members of our Board of Directors, making it more difficult to conduct meetings for the management of our affairs.  The operations of our clients, customers, suppliers, and third-party service providers have also been, and are likely to be further, adversely impacted.

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

These factors may remain prevalent for a significant period of time and may continue to adversely affect our business, results of operations and financial condition even after the pandemic has subsided. The extent to which these effects may occur will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.  In 2021 and 2022, the widespread availability in the U.S. of new vaccines began to moderate the impact of the pandemic, but various new strains of the virus emerged, including one with a higher rate of infectiousness even in vaccinated persons, that have continued the pandemic.  There can be no assurance that further vaccine-resistant strains of the virus will not emerge.  Even after the pandemic has subsided, we may continue to experience materially adverse impacts to our business as a result of the national and global economic impact of the virus, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future. A substantial majority of our assets, deposits and interest and fee income are generated in Northern California, particularly in the Sacramento Valley region.  In response to the COVID-19 pandemic, following a declaration of a state of emergency in early March 2020, the California state government issued a strict shelter-in-place order on March 19, 2020, instituting social distancing requirements and closing all non-essential businesses.  Later in 2020, the California state government adopted a four-phase reopening plan. The ability of a county to move into a phase with fewer restrictions on economic and social activities was dependent upon the county’s compliance with parameters such as the county’s case rate, test positivity rate, and a health equity metric.  As of June 15, 2021, the Governor of California terminated the executive orders that put into place the stay home order and phased out the vast majority of executive actions put in place since March 2020 as part of the pandemic response.

There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. We do not yet know the full extent of the impacts of the pandemic on our business, results of operations and financial condition, or on the U.S., California or global economies or our market areas in particular. Given the many challenges and uncertainties resulting from the coronavirus pandemic, there is a risk that conditions will be substantially different than we are currently expecting.  However, the effects of the pandemic, especially if new strains of the virus emerge, could have an adverse impact, which could be material, on our business, results of operations and financial condition, and heighten many of our known risks described in this section.

The COVID-19 Pandemic and Related Governmental and Regulatory Actions have Negatively Impacted the U.S., California and Global Economies, Significantly Increased Economic Uncertainty and Reduced Economic Activity, Resulting in Recessionary Economic and Financial Market Conditions, Which Are Likely to Have Resultant Adverse Consequences for the U.S. Financial Services Industry and for the Bank

While the U.S. economy experienced a period of significant expansion in recent years, the COVID-19 pandemic and related governmental and regulatory actions, the early economic effects of which began to be felt late in the first quarter 2020 and have continued into 2021 and 2022, have negatively impacted the U.S. and global economies, disrupted supply chains, created significant volatility and disruption in financial markets, and increased unemployment levels. In addition, the pandemic significantly increased economic uncertainty, reduced economic activity, and resulted in temporary and permanent closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities, including the markets where we have operations. We, and other financial services companies, have been impacted to a significant degree by current economic conditions.

Governments in the U.S. and globally took steps to mitigate some of the more severe anticipated economic effects of the virus.  During March 2020, the U.S. Congress adopted and the President signed into law the CARES Act, which provided for some $2.2 trillion in federal funding for a variety of programs designed to stimulate the U.S. economy and to soften the economic consequences of the pandemic.  Also, during March 2020, in response to the pandemic, the FRB reduced the federal funds rate 1.5 percentage points to .00 to .25 percent, and provided other monetary support to the financial markets and financial institutions in the U.S.  Additionally, in December 2020, the Congress passed and the President signed into law an additional $900 billion COVID-relief package.  There can be no assurance that these and other governmental measures will be effective or achieve their desired results in a timely fashion.

The various governmental stimulus measures introduced in response to the COVID-19 pandemic have increased, and can be expected to continue to increase, federal budget deficits and the national debt level.  These events can be expected to adversely affect the long-term sovereign credit rating of United States debt, and downgrades by the credit rating agencies with respect to the obligations of the U.S. federal government could occur. Any such downgrades could increase over time the U.S. federal government’s cost of borrowing, which may worsen its fiscal challenges, as well as generate upward pressure on interest rates generally in the U.S., which could, in turn, have adverse consequences for borrowers and the level of business activity.

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

If substantial federal budget deficits were to continue in the years ahead, further downgrades by the credit rating agencies with respect to the obligations of the U.S. federal government could occur. Any such further downgrades could increase over time the U.S. federal government’s cost of borrowing, which may worsen its fiscal challenges, as well as generate upward pressure on interest rates generally in the U.S. which could, in turn, have adverse consequences for borrowers and the level of business activity. It is also possible that the federal government’s fiscal and budgetary challenges could be intensified over time as a result of the federal tax legislation signed into law in December of 2017 if the reductions in tax rates along with greater government spending result in increased federal budget deficits.  The long-term impact of this situation, including the impact to the Bank’s investment securities portfolio and other assets, cannot be predicted.

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

For a number of years, California has also experienced severe drought, wildfires or other natural disasters. It can be expected that these events will continue to occur from time to time in the areas served by the Bank, and that the consequences of these natural disasters, including public utility public safety power outages when weather conditions and fire danger warrant, may adversely affect the Bank’s business and that of its commercial loan customers, particularly in the agricultural sector.

Loans secured by commercial real estate are generally larger and involve a greater degree of credit and transaction risk than residential mortgage (one to four family) loans. Because payments on loans secured by commercial and multi-family real estate properties are often dependent on successful operation or management of the underlying properties, repayment of such loans may be dependent on factors other than the prevailing conditions in the real estate market or the economy.  Real estate construction financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate.  Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development compared to the estimated cost (including interest) of construction.  If the estimate of value proves to be inaccurate, the Bank may be confronted with a project which, when completed, has a value which is insufficient to assure full repayment of the construction loan. For additional information, see “The Bank’s Dependence on Real Estate Lending Increases Our Risk of Losses”, below in these “Risk Factors” in this Annual Report on Form 10-K.

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

Increases in the Allowance for Loan Losses Would Adversely Affect the Bank’s Financial Condition and Results of Operations

The Bank’s allowance for estimated losses on loans was approximately $14.8 million, or 1.50% of total loans, at December 31, 2022, compared to $14.0 million, or 1.61% of total loans, at December 31, 2021, and 172.4% of total non-performing loans net of guaranteed portions at December 31, 2022, compared to 137.3% of total non-performing loans, net of guaranteed portions at December 31, 2021.  Provision for loan losses totaling $900,000 for the year ended December 31, 2022, compared to reversal of provision for loan losses totaling $1.5 million for the year ended December 31, 2021.  The year-to-date provision for loan loss was primarily due to loan growth. The prior year reversal of provision for loan losses was primarily due to the decrease in specific reserve on impaired loans to one borrower, coupled with an overall decrease in qualitative factors resulting from an improvement in economic conditions.

The COVID-19 pandemic and related responses to the pandemic by federal, state and local governments negatively impacted the U.S., California and global economies, significantly increased economic uncertainty, reduced economic activity, increased unemployment levels, and resulted in temporary and permanent closures of many businesses and restrictions on business and social activities in many states and communities, including many markets where we have operations. The pandemic has resulted and may continue to result in the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses.  Material future additions to the allowance for estimated losses on loans may be necessary if such material adverse changes in economic conditions were to continue to occur and the performance of the Bank’s loan portfolio were to deteriorate.

An allowance for losses on other real estate owned may also be required in order to reflect changes in the markets for real estate in which the Bank’s other real estate owned is located and other factors which may result in adjustments which are necessary to ensure that the Bank’s foreclosed assets are carried at the lower of cost or fair value, less estimated costs to dispose of the properties.  Moreover, the FDIC and the California DFPI, as an integral part of their examination process, periodically review the Bank’s allowance for estimated losses on loans and the carrying value of its assets.  Increases in the provisions for estimated losses on loans and foreclosed assets would adversely affect the Bank’s financial condition and results of operations.

The Bank’s Dependence on Real Estate Lending Increases Our Risk of Losses

The Bank’s primary lending focus has historically been commercial (including agricultural), construction, and real estate mortgage.  At December 31, 2022, real estate mortgage (excluding loans held-for-sale) and construction loans (residential and other) comprised approximately 89% and 2%, respectively, of the total loans in the Bank’s portfolio.  At December 31, 2022, all of the Bank’s real estate mortgage and construction loans and approximately 2% of its commercial loans were secured fully or in part by deeds of trust on underlying real estate.  The Company’s dependence on real estate increases the risk of loss in both the Bank’s loan portfolio and its holdings of other real estate owned if economic conditions in Northern California were to deteriorate. Deterioration of the real estate market in Northern California would have a material adverse effect on the Company’s business, financial condition, and results of operations.

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

Following the financial crisis of 2008, the home building industry in California was especially adversely impacted by the deterioration in residential real estate markets, which lead the Bank to take additional provisions and charge-offs against credit losses in this portfolio. The recessionary economic and market conditions resulting from the COVID-19 pandemic also significantly affected the commercial and residential real estate markets in the U.S. generally, and in California in particular, decreasing property values, increasing the risk of defaults and reducing the value of real estate collateral.  Continued volatility in fuel prices and energy costs and drought conditions in California could also adversely affect businesses in several of these industries.  Industry specific risks are beyond the Bank’s control and could adversely affect the Bank’s portfolio of loans, potentially resulting in an increase in non-performing loans or charge-offs and a slowing of growth or reduction in our loan portfolio.

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

During 2021 and continuing through 2022, the U.S. Economy Began to Reflect Relatively Rapid Rates of Increase in the Consumer Price Index and Other Economic Indices; a Prolonged Elevated Rate of Inflation Could Present Risks for the U.S. Banking Industry and Our Business.

During the latter part of 2021 and continuing through 2022, the U.S. economy exhibited relatively rapid rates of increase in the consumer price index and other economic indices. Pandemic-related supply chain disruptions may contribute to this development.   If the U.S. economy encounters a significant, prolonged rate of inflation, this could pose higher relative risks to the banking industry and our business.  Such inflationary periods have historically corresponded with relatively weaker earnings and higher loan losses for banks.  In the past, inflationary environments have caused financing conditions to tighten and have increased borrowing costs for some marginal borrowers which, in turn, has impacted bank credit quality and loan growth.  Additionally, a sustained period of inflation well above the FRB’s long-term target could prompt broad-based selling of longer-duration, fixed-rate debt, which could have negative implications for equity and real estate markets.  Lower interest rates enable less credit-worthy borrowers to more readily meet their debt obligations.   Small businesses and leveraged loan borrowers can be challenged in a materially higher-rate environment.  Higher interest rates can also present challenges for commercial real estate projects, pressuring valuations and loan-to-value ratios.  The FRB has initiated a series of significant interest rate increases in response to the recent economic developments.  For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Net Interest Income” below in this Annual Report on Form 10-K.

In addition, the war between Russia and Ukraine and global reactions thereto have increased U.S. domestic and global energy prices.  Oil supply disruptions related to the Russia-Ukraine conflict, and sanctions and other measures taken by the U.S. or its allies, could lead to higher costs for gas, food and goods in the U.S. and exacerbate the inflationary pressures on the economy, with potentially adverse impacts on our customers and on our business, results of operations and financial condition.

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

The FASB issued ASU 2016-13 Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized costs, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in certain leases. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities, based on management’s intent to sell the security or likelihood the Company will be required to sell the security, before recovery of the amortized cost basis.  The Company will apply the amendment’s provisions as a cumulative-effect adjustment to retained earnings at the beginning of the first period the amendment is effective.  ASU 2016-13 is effective for the Company as of January 1, 2023.  Management has taken steps to prepare for the implementation requirements of this standard, such as developing policies, procedures and internal controls over the model and working with a software vendor to measure expected losses required by the amendment.  Based on the loan portfolio composition, characteristics and quality of the loan portfolio as of December 31, 2022, and the current economic environment, management estimates that the total allowance for loan losses and reserve for unfunded commitments will increase from approximately $15.5 million to approximately $16.7 million to $18.3 million or an increase of $1.2 million to $2.8 million.  The estimated decline in equity, net of tax, will range from $0.9 million to $2.1 million.  The economic conditions, forecasts and assumptions used in the model could be significantly different in future periods. The impact of the change in the allowance on our results of operations in a provision for credit losses will depend on the current period net charge-offs, level of loan originations, and change in mix of the loan portfolio.  As time progresses and the results of economic conditions require model assumption inputs to change, further refinements to the estimation process may also be identified.

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

We maintain insurance which we believe provides sufficient coverage against these risks at a manageable expense for an institution of our size and scope with similar technological systems. However, we cannot assure that this policy would be sufficient to cover all financial losses, damages, penalties, including lost revenues, should we experience any one or more of our or a third-party’s systems failing or experiencing attack.

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

The Company May Not Be Successful in Raising Additional Capital Needed in the Future

If additional capital is needed in the future as a result of losses or growth or our business strategy or regulatory requirements, there is no assurance that our efforts to raise such additional capital will be successful or that shares sold in the future will be sold at prices or on terms equal to or better than the current market price.  The inability to raise additional capital when needed or at prices and terms acceptable to us could adversely affect our ability to implement our business strategies.

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

Changes in the U.S. Tax Laws Have Impacted Our Business and Results of Operations in a Variety of Ways, Some of Which Are Positive, and Others Which May Be Negative

The Tax Cuts and Jobs Act (“TCJA”), signed into law on December 22, 2017, enacted sweeping changes to the U.S. federal tax laws generally effective January 1, 2018.  These changes have impacted our business and results of operations in a variety of ways, some of which are positive and others which are negative.  The TCJA reduced the corporate tax rate to 21% from 35%, which resulted in a net reduction in our annual income tax expense and which has also benefited many of our corporate and other small business borrowers.  However, our ability to utilize tax credits, such as those arising from low-income housing and alternative energy investments, is constrained by the lower tax rate.  There are presently pending in the U.S. Congress measures which would substantially increase the U.S. corporate tax rate.  If enacted, such measures could adversely impact our profitability and that of our business and commercial customers.

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

ITEM 1B – UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2 – PROPERTIES

As of December 31, 2022, the Company and the Bank are engaged in the banking business through 14 offices in five counties in Northern California operating out of three offices in Solano County, six in Yolo County, two in Sacramento County, two in Placer County and one in Contra Costa County.  In addition, the Company owns three vacant lots, two in northern Solano County and one in eastern Sacramento County, for possible future bank sites.

As of December 31, 2022, the Bank owns three branch office locations and two administrative facilities and leases 11 facilities.  Most of the leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living index, property taxes and maintenance.

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

The following table summarizes the range of reported high and low bid quotations of the Company’s Common Stock for each quarter during the last two fiscal years and is based on information provided by D.A. Davidson.  The quotations reflect the price that would be received by the seller without retail mark-up, mark-down or commissions and may not have represented actual transactions:

QUARTER/YEAR	HIGH*	LOW*

4th Quarter 2022	$8.05	$7.22
3rd Quarter 2022	$8.80	$8.00
2nd Quarter 2022	$9.71	$8.57
1st Quarter 2022	$10.24	$9.25

4th Quarter 2021	$9.89	$9.17
3rd Quarter 2021	$10.20	$9.81
2nd Quarter 2021	$10.66	$9.43
1st Quarter 2021	$9.80	$8.55

*  Price adjusted for stock dividends in the indicated periods for the 5% stock dividends payable March 24, 2023 and March 25, 2022, as described below.

As of March 1, 2023, there were approximately 1,397 holders of record of the Company’s common stock, no par value.

In the prior two fiscal years and to date, the Company has declared the following stock dividends:

Shareholder Record Date	Dividend Percentage	Date Payable
February 26, 2021	5%	March 25, 2021
February 28, 2022	5%	March 25, 2022
February 28, 2023	5%	March 24, 2023

The Company does not expect to pay a cash dividend in the foreseeable future.  Our ability to declare and pay dividends is affected by certain regulatory restrictions.  See “Business – Restrictions on Dividends and Other Distributions” above.

For information regarding securities authorized for issuance under equity compensation plans, see Part III, Item 12 of this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

The Company made the following repurchases of its common stock during the year ended December 31, 2022:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs(1)	Maximum number of shares that may yet be purchased under the plans or programs(1)
January 1 - January 31, 2022	—	—	—	41,379
February 1 - February 28, 2022	1,401	$10.88	1,401	39,978
March 1 - March 31, 2022	—	—	—	39,978
April 1 - April 30, 2022	—	—	—	39,978
May 1 - May 31, 2022	7,280	$9.50	7,280	32,698
June 1 - June 30, 2022	—	—	—	32,698
July 1 - July 31, 2022	—	—	—	32,698
August 1 - August 31, 2022	—	—	—	32,698
September 1 - September 30, 2022	2,000	$8.77	2,000	30,698
October 1 - October 31, 2022	3,144	$7.95	3,144	27,554
November 1 - November 30, 2022	7,500	$8.05	7,500	20,054
December 1 - December 31, 2022	—	—	—	20,054
	21,325		21,325

(1)
On May 20, 2021, the Company approved a new stock repurchase program effective June 15, 2021.  The new stock repurchase program, which will remain in effect until June 14, 2023, allows repurchases by the Company in an aggregate amount of up to 4% of the Company’s 13,680,085 outstanding shares of common stock as of March 31, 2021.  This represents total shares of 547,203 eligible for repurchase.  The Company repurchased 21,325 and 505,824 shares of the Company’s outstanding common stock during the years ended December 31, 2022 and 2021, respectively.

ITEM 6 - RESERVED

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Introduction

This overview highlights selected information in this Annual Report on Form 10-K and may not contain all of the information that is important to you.  For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates, you should carefully read this entire Annual Report on Form 10-K. For a discussion of changes in results of operations comparing the years ended December 31, 2021 and 2020, for the Company and its subsidiary, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 11, 2022.

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

Financial highlights for 2022 include:

The Company reported net income of $15.9 million for 2022, a 12.0% increase compared to net income of $14.2 million for 2021. Net income per common share for 2022 was $1.11, an increase of 15.6% compared to net income per common share of $0.96 for 2021.  Net income per common share on a fully diluted basis was $1.09 for 2022, an increase of 14.7% compared to net income per common share on a fully diluted basis of $0.95 for 2021.

Net interest income totaled $54.7 million for 2022, an increase of 18.2% from $46.3 million in 2021, primarily due to loan growth and an increasing interest rate environment.  Net interest margin was 3.06% for the year ended 2022 which was a 16.8% or 44 basis point improvement from the 2.62% reported for the year ended 2021.

Provision for loan losses totaled $0.9 million in 2022, an increase of 160.0% from a reversal of provision for loan losses of $1.5 million in 2021.  The year-to-date provision for loan loss was primarily due to loan growth.  The prior year-to-date reversal of provision for loan losses was primarily due to a decrease in specific reserves on loans to one borrower, coupled with an overall decrease in qualitative factors resulting from an improvement in economic conditions.

Non-interest income totaled $6.9 million in 2022, a decrease of 11.8% from $7.9 million in 2021.  The decrease was primarily due to a decrease in gains on sales of loans held-for-sale due to a decrease in mortgage loan origination volumes due to an increase in interest rates and slowdown in refinancing activity. This was partially offset by an increase in other income, which was primarily due to non-taxable income from a bank owned life insurance policy.

Non-interest expenses totaled $39.1 million for 2022, up 7.9% from $36.2 million in 2021.  The increase was primarily due to increases in salaries and employee benefits and other expenses. The increase in salaries and employee benefits was primarily due to increased staffing levels, decrease in capitalization of loan origination costs, and increases in contingent compensation and profit-sharing expenses.  The increase in other expenses was primarily due to increases in provision for unfunded commitments, and legal and consulting fees, which was partially offset by a decrease in loan collection expenses.

The Company reported total assets of $1.87 billion as of December 31, 2022, down 1.5% from $1.90 billion as of December 31, 2021.

Investments decreased to $618.1 million as of December 31, 2022, a 2.2% decrease from $632.2 million as of December 31, 2021.  U.S. Treasury securities totaled $113.8 million as of December 31,  2022, up 32.0% from $86.2 million as of December 31, 2021; securities of U.S. government agencies and corporations totaled $118.9 million, up 15.9% from $102.6 million as of December 31, 2021; obligations of state and political subdivisions totaled $53.3 million, up 16.0% from $46.0 million as of December 31, 2021; collateralized mortgage obligations totaled $95.4 million, down 29.7% from $135.6 million as of December 31, 2021; and mortgage-backed securities totaled $236.7 million, down 9.6% from $261.8 million as of December 31, 2021.

Loans (including loans held-for-sale), net of allowance, increased to $970.1 million as of December 31, 2022, a 13.6% increase from $853.8 million as of December 31, 2021.  Commercial loans totaled $106.8 million as of December 31, 2022, down 21.4% from $135.9 million as of December 31, 2021; commercial real estate loans were $645.2 million, up 22.4% from $526.9 million as of December 31, 2021; agriculture loans were $114.0 million, up 6.4% from $107.2 million as of December 31, 2021; residential mortgage loans were $92.7 million, up 21.7% from $76.2 million as of December 31, 2021; residential construction loans were $10.2 million, up 126.8% from $4.5 million as of December 31, 2021; and consumer loans totaled $15.3 million, down 11.4% from $17.2 million as of December 31, 2021.

Deposits decreased to $1.7 billion as of December 31, 2022, a 0.08% decrease from $1.7 billion as of December 31, 2021.

There were no FHLB advances outstanding as of December 31, 2022 and December 31, 2021.

Stockholders’ equity decreased to $125.0 million as of December 31, 2022, a 17.1% decrease from $150.9 million as of December 31, 2021.  The decrease was primarily due to the increase in accumulated other comprehensive loss on unrealized losses on investment securities due to the rising interest rate environment.

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

For information regarding the changes in methodology relating to the allowance for loan losses effective January 1, 2023, due to the FASB’s ASU 2016-13, see “Impact of Recently Issued Accounting Standards” below in this section.

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

Impact of Recently Issued Accounting Standards

The FASB issued ASU 2016-13 Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized costs, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in certain leases. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities, based on management’s intent to sell the security or likelihood the Company will be required to sell the security, before recovery of the amortized cost basis.  The Company will apply the amendment’s provisions as a cumulative-effect adjustment to retained earnings at the beginning of the first period the amendment is effective.  ASU 2016-13 is effective for the Company as of January 1, 2023.  Management has taken steps to prepare for the implementation requirements of this standard, such as developing policies, procedures and internal controls over the model and working with a software vendor to measure expected losses required by the amendment.  Based on the loan portfolio composition, characteristics and quality of the loan portfolio as of December 31, 2022, and the current economic environment, management estimates that the total allowance for loan losses and reserve for unfunded commitments will increase from approximately $15.5 million to approximately $16.7 million to $18.3 million or an increase of $1.2 million to $2.8 million.  The estimated decline in equity, net of tax, will range from $0.9 million to $2.1 million.  The economic conditions, forecasts and assumptions used in the model could be significantly different in future periods.  The impact of the change in the allowance on our results of operations in a provision for credit losses will depend on the current period net charge-offs, level of loan originations, and change in mix of the loan portfolio.  As time progresses and the results of economic conditions require model assumption inputs to change, further refinements to the estimation process may also be identified.

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

In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848.  This ASU extends the period of time preparers can utilize the reference rate reform relief guidance in Topic 848.  ASU 2022-06 defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848.  The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

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

Distribution of Assets, Liabilities and Stockholders’ Equity;
Interest Rates and Interest Differential
(Dollars in thousands)

	2022		2021		2020

	Average Balance	Percent	Average Balance	Percent	Average Balance	Percent
ASSETS
Cash and Due From Banks	$268,041	14.2%	$363,172	19.6%	$221,140	14.3%
Certificates of Deposit	12,804	0.7%	14,250	0.8%	19,210	1.2%
Investment Securities	629,600	33.2%	542,709	29.4%	358,005	23.2%
Loans (1)	915,278	48.3%	876,502	47.4%	894,626	57.9%
Stock in Federal Home Loan Bank and other equity securities, at cost	8,746	0.5%	6,919	0.4%	6,509	0.4%
Other Assets	58,767	3.1%	45,059	2.4%	46,388	3.0%
Total Assets	$1,893,236	100.0%	$1,848,611	100.0%	$1,545,878	100.0%

LIABILITIES & STOCKHOLDERS’ EQUITY
Deposits:
Demand	$805,738	42.6%	$764,676	41.4%	$577,559	37.3%
Interest-Bearing Transaction Deposits	441,543	23.3%	420,481	22.7%	356,867	23.1%
Savings and MMDAs	449,169	23.7%	436,931	23.6%	387,490	25.0%
Time Certificates	47,022	2.5%	54,465	2.9%	54,147	3.5%
Federal Home Loan Bank Advances	—	0.0%	1,809	0.1%	5,656	0.4%
Other Liabilities	18,887	1.0%	19,418	1.1%	19,493	1.3%
Stockholders’ Equity	130,877	6.9%	150,831	8.2%	144,666	9.4%
Total Liabilities and Stockholders’ Equity	$1,893,236	100.0%	$1,848,611	100.0%	$1,545,878	100.0%

(1)	Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses.

Net Interest Earnings
 Average Balances, Yields and Rates
(Dollars in thousands)

	2022			2021			2020
Assets	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid

Total Loans, Including Loan Fees(1)	$915,278	$42,316	4.62%	$876,502	$39,207	4.47%	$894,626	$40,569	4.53%

Due From Banks	222,335	3,546	1.59%	322,951	425	0.13%	188,021	582	0.31%

Certificates of Deposit	12,804	283	2.21%	14,250	297	2.08%	19,210	438	2.28%

Investment Securities:
Taxable	591,987	8,296	1.40%	514,350	6,249	1.21%	336,586	6,406	1.90%

Non-taxable (2)	37,613	909	2.42%	28,359	603	2.13%	21,419	498	2.33%

Total Investment Securities	629,600	9,205	1.46%	542,709	6,852	1.26%	358,005	6,904	1.93%

Other Earning Assets	8,746	532	6.08%	6,919	395	5.71%	6,509	371	5.70%

Total Earning Assets	$1,788,763	$55,882	3.12%	$1,763,331	$47,176	2.68%	$1,466,371	$48,864	3.33%

Cash and Due from Banks	45,706			40,221			33,119

Interest Receivable and Other Assets	58,767			45,059			46,388

Total Assets	$1,893,236			$1,848,611			$1,545,878

(1)
Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is excluded. Includes amortization of deferred loan fees and costs.

(2)	Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.

Continuation of
Net Interest Earnings
Average Balances, Yields and Rates
(Dollars in thousands)

	2022			2021			2020

Liabilities and Stockholders’ Equity	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid

Interest-Bearing Deposits:
Interest-Bearing
Transaction Deposits	$441,543	$337	0.08%	$420,481	$248	0.06%	$356,867	$358	0.10%

Savings and MMDAs	449,169	716	0.16%	436,931	474	0.11%	387,490	786	0.20%

Time Certificates	47,022	133	0.28%	54,465	190	0.35%	54,147	340	0.63%

Total Interest-Bearing Deposits	937,734	1,186	0.13%	911,877	912	0.10%	798,504	1,484	0.19%

Demand Deposits	805,738			764,676			577,559

Total Deposits	1,743,472	$1,186	0.07%	1,676,553	$912	0.05%	1,376,063	$1,484	0.11%

Federal Home Loan Bank Advances	—			1,809			5,656

Interest payable and Other Liabilities	18,887			19,418			19,493

Stockholders’ Equity	130,877			150,831			144,666

Total Liabilities and Stockholders’ Equity	$1,893,236			$1,848,611			$1,545,878

Net Interest Income and
Net Interest Margin (1)		$54,696	3.06%		$46,264	2.62%		$47,380	3.23%

Net Interest Spread (2)			2.99%			2.58%			3.14%

(1)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

Analysis of Changes
in Interest Income and Interest Expense
(Dollars in thousands)

Following is an analysis of changes in interest income and expense (dollars in thousands) for 2022 over 2021.  Changes not solely due to interest rate or volume have been allocated proportionately to interest rate and volume.

	2022 Over 2021
	Volume	Interest Rate	Change

Increase (Decrease) in Interest Income:

Loans	$1,768	$1,341	$3,109

Due From Banks	(171)	3,292	3,121

Certificates of Deposit	(32)	18	(14)

Investment Securities - Taxable	1,003	1,044	2,047

Investment Securities - Non-taxable	216	90	306

Other Earning Assets	110	27	137

	2,894	5,812	8,706

Increase (Decrease) in Interest Expense:

Deposits:

Interest-Bearing Transaction Deposits	12	77	89

Savings and MMDAs	14	228	242

Time Certificates	(23)	(34)	(57)

	3	271	274
Increase in Net Interest Income:	$2,891	$5,541	$8,432

INVESTMENT PORTFOLIO

Composition of Investment Securities

The mix of investment securities held by the Company at December 31 of the previous two fiscal years is as follows (dollars in thousands):

	2022	2021
Investment securities available-for-sale (at fair value):

U.S. Treasury Securities	$113,815	$86,211
Securities of U.S. Government Agencies and Corporations	118,911	102,610
Obligations of State and Political Subdivisions	53,326	45,985
Collateralized Mortgage Obligations	95,350	135,652
Mortgage-Backed Securities	236,690	261,755

Total Investments	$618,092	$632,213

Maturities of Investment Securities

The following table summarizes the contractual maturity (dollars in thousands) and projected yields of the Company’s investment securities as of December 31, 2022.  The yields on tax-exempt securities are shown on a tax equivalent basis.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  In addition, factors such as prepayments and interest rates may affect the yield on carrying value of mortgage related securities.

Period to Maturities

	Within One Year		After One But Within Five Years		After Five But Within Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield

Investment securities available-for-sale (at fair value):
U.S. Treasury Securities	$34,254	1.59%	$77,387	1.59%	$2,174	1.28%
Securities of U.S. Government Agencies and Corporations	16,793	1.47%	85,821	1.48%	16,297	2.25%
Obligations of State and Political Subdivisions	207	0.44%	8,410	2.17%	16,283	3.11%
Collateralized Mortgage Obligations	—	—	2,894	1.88%	1,325	2.13%
Mortgage-Backed Securities	136	1.79%	12,613	2.16%	73,570	1.91%

TOTAL	$51,390	1.55%	$187,125	1.61%	$109,649	2.13%

	After Ten Years		Total
	Amount	Yield	Amount	Yield

Investment securities available-for-sale (at fair value):
U.S. Treasury Securities	$—	—	$113,815	1.58%
Securities of U.S. Government Agencies and Corporations	—	—	118,911	1.58%
Obligations of State & Political Subdivisions	28,426	3.13%	53,326	2.96%
Collateralized Mortgage Obligations	91,131	1.50%	95,350	1.52%
Mortgage-Backed Securities	150,371	1.39%	236,690	1.59%

TOTAL	$269,928	1.61%	$618,092	1.70%

LOAN PORTFOLIO

Composition of Loans

The mix of loans, net of deferred origination fees and costs and allowance for loan losses and excluding loans held-for-sale, at December 31, 2022 and December 31, 2021 is as follows (dollars in thousands):

	2022		2021

	Balance	Percent	Balance	Percent

Commercial	$106,771	10.8%	$135,894	15.7%
Commercial Real Estate	645,166	65.6%	526,924	60.7%
Agriculture	114,040	11.6%	107,183	12.3%
Residential Mortgage	92,669	9.4%	76,160	8.8%
Residential Construction	10,167	1.0%	4,482	0.5%
Consumer	15,287	1.6%	17,258	2.0%
	984,100	100.0%	867,901	100.0%
Allowance for loan losses	(14,792)		(13,952)
Net deferred origination fees and costs	830		(1,232)
TOTAL	$970,138		$852,717

As shown in the comparative figures for loan mix during 2022 and 2021, total loans increased as a result of increases in commercial real estate, agriculture, residential mortgage and residential construction loans, which was partially offset by decreases in commercial and consumer loans.  The decrease in commercial loans was primarily due to PPP loan forgiveness and payoffs totaling approximately $37 million during the year ended December 31, 2022.

Included in net deferred origination fees was $0 and $2.7 million in unearned PPP loan fees at December 31, 2022 and December 31, 2021, respectively.  The Company received PPP processing fees totaling $13.2 million from the SBA during 2021 and 2020.  These fees were required to be recognized as an adjustment to the effective yield over the life of the loan.  The Company recognized approximately $2.7 million and $4.7 million of PPP loan fees during the years ended December 31, 2022 and December 31, 2021, respectively, which are included as a component of interest income on loans.  The Company recognized the remaining balance of PPP loan fees during 2022.

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

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table presents the maturity distribution of our loan portfolio at December 31, 2022 (dollars in thousands) (excludes loans held-for-sale).  The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index.

	Due in One Year or Less	After One, but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial	$18,121	$66,916	$21,703	$31	$106,771
Commercial Real Estate	13,507	98,935	454,802	77,922	645,166
Agriculture	24,892	11,824	24,494	52,830	114,040
Residential Mortgage	—	833	29,239	62,597	92,669
Residential Construction	4,006	85	1,756	4,320	10,167
Consumer	903	5,305	8,460	619	15,287
Total	$61,429	$183,898	$540,454	$198,319	$984,100
Loans with fixed interest rates:
Commercial	$3,605	$53,827	$10,271	$—	$67,703
Commercial Real Estate	7,207	61,728	213,559	36,901	319,395
Agriculture	2,199	10,277	18,235	—	30,711
Residential Mortgage	—	191	26,754	8,375	35,320
Residential Construction	117	—	—	—	117
Consumer	9	689	49	619	1,366
Total	$13,137	$126,712	$268,868	$45,895	$454,612
Loans with variable interest rates:
Commercial	$14,516	$13,089	$11,432	$31	$39,068
Commercial Real Estate	6,300	37,207	241,243	41,021	325,771
Agriculture	22,693	1,547	6,259	52,830	83,329
Residential Mortgage	—	642	2,485	54,222	57,349
Residential Construction	3,889	85	1,756	4,320	10,050
Consumer	894	4,616	8,411	—	13,921
Total	$48,292	$57,186	$271,586	$152,424	$529,488

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

The following table summarizes the Company’s non-accrual loans by loan category (dollars in thousands), net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, at December 31, 2022 and 2021.

	At December 31, 2022			At December 31, 2021
	Gross	Guaranteed	Net	Gross	Guaranteed	Net

Commercial	$—	$—	$—	$133	$33	$100
Commercial real estate	—	—	—	555	—	555
Agriculture	7,416	—	7,416	8,712	—	8,712
Residential mortgage	123	—	123	138	—	138
Residential construction	—	—	—	—	—	—
Consumer	637	—	637	659	—	659
Total non-accrual loans	$8,176	$—	$8,176	$10,197	$33	$10,164

 Non-accrual loans amounted to $8,176,000 at December 31, 2022, and were comprised of three agriculture loans totaling $7,416,000, one residential mortgage loan totaling $123,000 and four consumer loans totaling $637,000.  Non-accrual loans amounted to $10,197,000 at December 31, 2021, and were comprised of two commercial loans totaling $133,000, one commercial real estate loans totaling $555,000, three agriculture loans totaling $8,712,000, one residential mortgage loan totaling $138,000 and four consumer loans totaling $659,000.

If interest on non-accrual loans had been accrued, such interest income would have approximated $812,000 and $206,000 during the years ended December 31, 2022 and 2021, respectively.  Income actually recognized on nonaccrual loans at payoff approximated $51,000 and $516,000 for the years ended December 31, 2022 and 2021, respectively.

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Non-performing impaired loans are non-accrual loans and loans that are 90 days or more past due and still accruing.  Non-performing impaired loans at December 31, 2022 and 2021 totaled $8,579,000 and $10,197,000, respectively.  A restructuring of a loan can constitute a troubled debt restructuring (“TDR”) if the Company for economic or legal reasons related to the borrower’s financial difficulties grants a concession to the borrower that it would not otherwise consider.  The Company had $8,399,000 and $10,103,000 in TDR loans as of December 31, 2022 and 2021, respectively.  A loan that is restructured in a TDR is considered an impaired loan.  Performing impaired loans, which solely consisted of loans modified as TDRs, totaled $563,000 and $822,000 at December 31, 2022 and 2021, respectively.  The Company expects to collect all principal and interest due from performing impaired loans.  These loans are not on non-accrual status.  No assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

The Company had one loan totaling $403,000 that was 90 days or more past due and still accruing at December 31, 2022.  The Company had no loans 90 days past due and still accruing as of the periods ended December 31, 2021.

As the following table illustrates, total non-performing assets, which consists of loans on non-accrual status, loans past due 90-days and still accruing and Other Real Estate Owned (“OREO”) net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, decreased $1,585,000, or 15.6%, to $8,579,000 from December 31, 2021 to December 31, 2022.  Non-performing assets net of guarantees represented 0.5% of total assets at each of the periods ended December 31, 2022 and 2021.  The Bank’s management believes that the $8,176,000 in non-accrual loans were appropriately reflected at their fair value at December 31, 2022.  However, no assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

	At December 31, 2022			At December 31, 2021
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)
Non-accrual loans	$8,176	$—	$8,176	$10,197	$33	$10,164
Loans 90 days past due and still accruing	403	—	403	—	—	—
Total non-performing loans	8,579	—	8,579	10,197	33	10,164
Other real estate owned	—	—	—	—	—	—
Total non-performing assets	8,579	—	8,579	10,197	33	10,164
Non-performing loans (net of guarantees) to total loans			0.9%			1.2%
Non-performing assets (net of guarantees) to total assets			0.5%			0.5%
Allowance for loan and lease losses to non-performing loans (net of guarantees)			172.4%			137.3%

OREO consists of property that the Company has acquired by deed in lieu of foreclosure or through foreclosure proceedings, and property that the Company does not hold title to but is in actual control of, known as in-substance foreclosure.  The estimated fair value of the property is determined prior to transferring the balance to OREO.  The balance transferred to OREO is the estimated fair value of the property less estimated cost to sell.  Impairment may be deemed necessary to bring the book value of the loan equal to the appraised value.  Appraisals or loan officer evaluations are then conducted periodically thereafter charging any additional impairment to the appropriate expense account.  The Company had no OREO as of the years ended December 31, 2022 and 2021.

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

Excluding the non-performing loans cited previously, loans totaling $6,490,000 and $4,687,000 were classified as substandard or doubtful loans, representing potential problem loans at December 31, 2022 and 2021, respectively.  In Management’s opinion, the potential loss related to these problem loans was sufficiently covered by the Bank’s existing loan loss reserve (Allowance for Loan Losses) at December 31, 2022 and 2021.  The ratio of the Allowance for Loan Losses to total loans at December 31, 2022 and 2021 was 1.50% and 1.61%, respectively.

SUMMARY OF LOAN LOSS EXPERIENCE

The Company’s allowance for credit losses is maintained at a level considered adequate to provide for losses that can be estimated based upon specific and general conditions.  These include conditions unique to individual borrowers, as well as overall credit loss experience, the amount of past due, non-performing loans and classified loans, recommendations of regulatory authorities, prevailing economic conditions and other factors.  A portion of the allowance is specifically allocated to classified loans whose full collectability is uncertain.  Such allocations are determined by Management based on loan-by-loan analyses.  In addition, loans with similar characteristics not usually criticized using regulatory guidelines are analyzed based on the historical loss rates and delinquency trends, grouped by the number of days the payments on these loans are delinquent.  Last, allocations are made to non-criticized and classified commercial loans and residential real estate loans based on historical loss rates, and other statistical data.  The remainder of the allowance is considered to be unallocated.  The unallocated allowance is established to provide for probable losses that have been incurred as of the reporting date but not reflected in the allocated allowance.  It addresses additional qualitative factors consistent with Management’s analysis of the level of risks inherent in the loan portfolio, which are related to the risks of the Company’s general lending activity.  Included in the unallocated allowance is the risk of losses that are attributable to national or local economic or industry trends which have occurred but have yet been recognized in past loan charge-off history (external factors).  The external factors evaluated by the Company include: economic and business conditions, external competitive issues, and other factors.  Also included in the unallocated allowance is the risk of losses attributable to general attributes of the Company’s loan portfolio and credit administration (internal factors).  The internal factors evaluated by the Company include: loan review system, adequacy of lending Management and staff, loan policies and procedures, problem loan trends, concentrations of credit, and other factors.  By their nature, these risks are not readily allocable to any specific loan category in a statistically meaningful manner and are difficult to quantify.  Management assigns a range of estimated risk to the qualitative risk factors described above based on Management’s judgment as to the level of risk and assigns a quantitative risk factor from the range of loss estimates to determine the appropriate level of the unallocated portion of the allowance.  Management considered the $14,792,000 allowance for credit losses to be adequate as a reserve against losses as of December 31, 2022.

For information regarding the changes in methodology relating to the allowance for loan losses effective January 1, 2023, due to the FASB’s ASU 2016-13, see “Impact of Recently Issued Accounting Standards” above in this section.

Analysis of the Allowance for Loan Losses
(Dollars in thousands)

	2022	2021	2020

Balance at Beginning of Year	$13,952	$15,416	$12,356
Provision for Loan Losses	900	(1,500)	3,050
Loans Charged-Off:
Commercial	(297)	(502)	(212)
Commercial Real Estate	—	—	—
Agriculture	—	—	—
Residential Mortgage	—	(5)	—
Residential Construction	—	—	—
Consumer	(48)	(12)	(15)

Total Charged-Off	(345)	(519)	(227)

Recoveries:
Commercial	275	429	201
Commercial Real Estate	—	14	—
Agriculture	—	—	—
Residential Mortgage	—	—	—
Residential Construction	—	—	—
Consumer	10	112	36

Total Recoveries	285	555	237

Net (Charge-offs) Recoveries	(60)	36	10

Balance at End of Year	$14,792	$13,952	$15,416

Ratio of Net (Charge-Offs) Recoveries
During the Year to Average Loans
Outstanding During the Year	(0.01%)	0.00%	0.00%
Allowance for Loan Losses to Total Loans	1.50%	1.61%	1.73%
Nonaccrual loans to Total Loans	0.8%	1.2%	1.7%
Allowance for Loan Losses to Nonaccrual loans	180.9%	136.8%	101.3%

Allocation of the Allowance for Loan Losses

The Allowance for Loan Losses has been established as a general component available to absorb probable inherent losses throughout the loan portfolio.  The following table is an allocation of the Allowance for Loan Losses balance on the dates indicated (dollars in thousands):

	December 31, 2022			December 31, 2021

	Allocation of Allowance for Loan Losses Balance	Allowance as a % of Total Allowance	Loans as a % of Total Loans, net	Allocation of Allowance for Loan Losses Balance	Allowance as a % of Total Allowance	Loans as a % of Total Loans, net
Loan Type:

Commercial	$1,463	9.9%	10.8%	$1,604	11.5%	15.7%
Commercial Real Estate	10,073	68.1%	65.6%	8,808	63.1%	60.7%
Agriculture	1,757	11.9%	11.6%	1,482	10.7%	12.3%
Residential Mortgage	880	5.9%	9.4%	742	5.3%	8.8%
Residential Construction	178	1.2%	1.0%	74	0.5%	0.5%
Consumer	173	1.2%	1.6%	167	1.2%	2.0%
Unallocated	268	1.8%	—	1,075	7.7%	—

Total	$14,792	100.0%	100.0%	$13,952	100.0%	100.0%

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

Deposits

The following table sets forth the average amount and the average rate paid on each of the listed deposit categories (dollars in thousands) during the periods specified:

	2022		2021		2020
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate

Deposit Type:

Non-interest-Bearing Demand	$805,738	—	$764,676	—	$577,559	—

Interest-Bearing Demand (NOW)	$441,543	0.08%	$420,481	0.06%	$356,867	0.10%

Savings and MMDAs	$449,169	0.16%	$436,931	0.11%	$387,490	0.20%

Time	$47,022	0.28%	$54,465	0.35%	$54,147	0.63%

The following table sets forth by time remaining to maturity for the Bank’s time deposits over $250,000 (dollars in thousands) as of December 31, 2022:

Three months or less	$1,211

Over three months through six months	1,012

Over six months through twelve months	3,769

Over twelve months	3,248

Total	$9,240

Short-Term Borrowings

The Company had no secured borrowings and no Federal Funds purchased at December 31, 2022 and 2021.

Additional short-term borrowings available to the Company consist of a line of credit and advances with the Federal Home Loan Bank (“FHLB”) secured under terms of a blanket collateral agreement by a pledge of FHLB stock and all loans held by the Company. At December 31, 2022, the Company had a current collateral borrowing capacity with the FHLB of $365,786,000 and, at such date, also had unsecured formal lines of credit totaling $122,000,000 with correspondent banks.

The Company had no Federal Funds purchased during the years ended December 31, 2022 and 2021.

Long-Term Borrowings

The Company had no long-term borrowings at December 31, 2022 and 2021.  There were no average outstanding balances of long-term borrowings during 2022 and 2021.

Supplemental Compensation Plans

The Company and the Bank maintain an unfunded non-contributory defined benefit pension plan (“Salary Continuation Plan”) and related split dollar plan for a select group of highly compensated employees.  Eligibility to participate in the Salary Continuation Plan is limited to a select group of management or highly compensated employees of the Bank that are designated by the Board.  Additionally, the Company and the Bank adopted a supplemental executive retirement plan (“SERP”) in 2006.  The SERP is intended to integrate the various forms of retirement payments offered to executives.  There are currently three participants in the SERP.  At December 31, 2022, the accrued benefit liability was $5,339,000, of which $4,901,000 was recorded in interest payable and other liabilities and $438,000 was recorded in accumulated other comprehensive loss, net, in the Consolidated Balance Sheets.  At December 31, 2021, the accrued benefit liability was $6,581,000, of which $4,588,000 was recorded in interest payable and other liabilities and $1,993,000 was recorded in accumulated other comprehensive income, net, in the Consolidated Balance Sheets.

The Company and the Bank maintain an unfunded non-contributory defined benefit pension plan (“Directors’ Retirement Plan”) and related split dollar plan for the directors of the Bank.  At December 31, 2022, the accrued benefit liability was $560,000, of which $636,000 was recorded in interest payable and other liabilities and $(76,000) was recorded in accumulated other comprehensive loss, net, in the Consolidated Balance Sheets.  At December 31, 2021, the accrued benefit liability was $710,000, of which $692,000 was recorded in interest payable and other liabilities and $18,000 was recorded in accumulated other comprehensive income, net, in the Consolidated Balance Sheets.

For additional information, see Note 17 to the Consolidated Financial Statements in this Form 10-K.

Overview

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Net income for the year ended December 31, 2022, was $15.9 million, representing an increase of $1.7 million, or 12.0%, compared to net income of $14.2 million for the year ended December 31, 2021.  The increase in net income was attributable to an increase in net interest income of $8.4 million, which was partially offset by an increase in provision for loan losses of $2.4 million, decrease in non-interest income of $0.9 million, increase in non-interest expenses of $2.9 million and $0.5 million increase in provision for income taxes.

Total assets decreased by $27.7 million, or 1.5%, to $1.87 billion as of December 31, 2022, compared to $1.90 billion at December 31, 2021.  The decrease in total assets was primarily due to a $158.5 million decrease in cash and cash equivalents and a $14.0 million decrease in investment securities, which was partially offset by a $116.4 million increase in net loans (including loans held-for-sale), $7.7 million increase in certificates of deposit and $19.0 million increase in interest receivable and other assets.  Total deposits decreased $1.4 million, or 0.08%, to $1.7 billion as of December 31, 2022, compared to $1.7 billion at December 31, 2021.

Results of Operations

Net Interest Income

Net interest income is the excess of interest and fees earned on the Bank’s loans, investment securities, federal funds sold and banker’s acceptances over the interest expense paid on deposits and other borrowed funds which are used to fund those assets.  Net interest income is primarily affected by the yields and mix of the Bank’s interest-earning assets and interest-bearing liabilities outstanding during the period.  The $8,706,000 increase in the Bank’s interest and dividend income in 2022 from 2021 was driven by increased interest rates and loan growth improving the earning asset mix.  The $3,109,000 increase in the Bank’s interest income on loans was primarily driven by an increase of $1,768,000 driven by an increase in average loans outstanding compounded by an increase of $1,341,000 due to increasing interest rates.  The $3,121,000 increase in the Bank’s interest income on due from banks was primarily driven by an increase of $3,292,000 due to increase in average interest rates paid on excess reserves at the Federal Reserve, partially offset by a decrease of $171,000 driven by decreased average due from bank balances outstanding.  The $2,353,000 increase in the Bank’s interest income on investment securities was driven by an increase of $1,219,000 driven by increased investment securities balances outstanding coupled with an increase of $1,134,000 due to increasing interest rates.  The $274,000 increase in the Bank’s interest expense on deposits was primarily driven by a $271,000 increase due to increasing interest rates.  See “Analysis of Changes in Interest Income and Interest Expense” set forth on page 38 of this Annual Report on Form 10-K for a discussion of the effects of interest rates and loan/deposit volume on net interest income.

The FRB influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is significantly affected by changes in the prime interest rate.  As of December 31, 2021, the prime rate was 3.25%. The prime rate increased numerous times during 2022, increasing to 7.50% as of December 31, 2022.  As of December 31, 2021, the target range for the federal funds rate was 0% to 0.25%.  In late 2021 and continuing into 2022, the FRB raised interest rates in light of inflationary trends in the economy.  As of December 31, 2022, the target range for the federal funds rate was 4.25% to 4.50%.  For additional information, see “During 2021 and continuing through 2022, the U.S. Economy Began to Reflect Relatively Rapid Rates of Increase in the Consumer Price Index and Other Economic Indices; a Prolonged Elevated Rate of Inflation Could Present Risks for the U.S. Banking Industry and Our Business”, in “Risk Factors” (Item 1A) of this Annual Report on Form 10-K.

We are primarily funded by core deposits, with non-interest-bearing demand deposits historically being a significant source of funds. This lower-cost funding base is expected to have a positive impact on our net interest income and net interest margin in a rising interest rate environment.

The nature and impact of future changes in interest rates and monetary policy on the business and earnings of the Company cannot be predicted.  For additional information, see “The Effects of Changes or Increases in, or Supervisory Enforcement of, Banking or Other Laws and Regulations or Governmental Fiscal or Monetary Policies Could Adversely Affect Us” and “During 2021 and continuing through 2022, the U.S. Economy Began to Reflect Relatively Rapid Rates of Increase in the Consumer Price Index and Other Economic Indices; a Prolonged Elevated Rate of Inflation Could Present Risks for the U.S. Banking Industry and Our Business” in “Risk Factors” (Item 1A) of this Annual Report on Form 10-K.

Interest income on loans for 2022 was up 7.9% from 2021, increasing from $39,207,000 to $42,316,000.  The increase in interest income on loans was primarily due to an increase in average balance of loans and higher yields earned on newly originated loans and loans repricing at higher rates, which was partially offset by a decrease in PPP fee recognition.  The Company recognized approximately $2.7 million and $4.7 million of PPP loan fees during the years ended December 31, 2022 and December 31, 2021, respectively.  The Company recognized the remaining balance of PPP loan fees during 2022.

Interest income on interest-bearing due from banks for 2022 was up 734.4% from 2021, increasing from $425,000 to $3,546,000.  The increase in interest income on interest-bearing due from banks was the result of an 146 basis point increase in yield on interest-bearing due from banks, which was partially offset by a 31.2% decrease in average balances of interest-bearing due from banks.  The increase in yield was due to the increase in the effective federal funds rate as discussed above.

Interest income on certificates of deposit for 2022 was down 4.7% from 2021, decreasing from $297,000 to $283,000.  The decrease in interest income on certificates of deposit was the result of a 10.2% decrease in average balances of certificates of deposit, which was partially offset by a 13 basis point increase in yield on certificates of deposit.

Interest income on investment securities for 2022 was up 34.3% from 2021, increasing from $6,852,000 to $9,205,000.  The increase in interest income on investment securities was the result of a 20 basis point increase in investment securities yields coupled with a 16.0% increase in average investment securities volume.  The Bank deployed excess liquidity into the investment portfolio over the course of 2022 at higher reinvestment rates.  Investment securities yields were 1.46% and 1.26% for 2022 and 2021, respectively.

Interest expense on deposits for 2022 was up 30.0% from 2021, increasing from $912,000 to $1,186,000.  The increase in interest expense on deposits was the result of a 2 basis point increase in interest rates paid on interest-bearing deposits coupled with a 2.8% increase in average balances of interest-bearing deposits.

The mix of deposits for the previous three years was as follows (dollars in thousands):

	2022		2021		2020

	Average Balance	Percent	Average Balance	Percent	Average Balance	Percent

Non-interest-Bearing Demand	$805,738	46.2%	$764,676	45.6%	$577,559	42.0%

Interest-Bearing Demand (NOW)	441,543	25.3%	420,481	25.1%	356,867	25.9%

Savings and MMDAs	449,169	25.8%	436,931	26.1%	387,490	28.2%

Time	47,022	2.7%	54,465	3.2%	54,147	3.9%

Total	$1,743,472	100.0%	$1,676,553	100.0%	$1,376,063	100.0%

The Bank’s net interest margin (net interest income divided by average earning assets) was 3.06% in 2022 and 2.62% in 2021.  The net interest spread (average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities) was 2.99% in 2022 and 2.58% in 2021.  The 41 basis point increase in net spread in 2022 over 2021 was due to an overall increase in interest rates on earning assets, which was partially offset by an overall increase in interest rates on interest-bearing deposits.

Provision for Loan Losses

The provision for loan losses is established by charges to earnings based on management’s overall evaluation of the collectability of the loan portfolio.  Based on this evaluation, the Company recorded provision for loan losses of $900,000 in 2022, compared to a reversal of provision for loan losses of $1,500,000 in 2021.  The provision for loan losses in 2022 was primarily due to loan growth.  The reversal of provision for loan losses in 2021 was primarily due to the decrease in specific reserves on impaired loans to one borrower, coupled with an overall decrease in qualitative factors resulting from an improvement in economic conditions.  The ratio of the Allowance for Loan Losses to total loans at December 31, 2022 was 1.50% compared to 1.61% at December 31, 2021.  The ratio of the Allowance for Loan Losses to total non-accrual loans and loans past due 90 days or more, net of guarantees was 172.4% at December 31, 2022, compared to 137.3% at December 31, 2021.  The increase was primarily due to the decrease in nonaccrual loans, net of guarantees totaling $2.0 million.

Non-Interest Income and Expenses

Non-interest income consisted primarily of service charges on deposit accounts, net losses on sale of available-for-sale securities, net realized gains on loans held-for-sale, debit card income and other income.  Non-interest income decreased to $6,933,000 in 2022 from $7,863,000 in 2021, representing a decrease of $930,000, or 11.8%. The decrease was primarily due to a decrease in net realized gains on loans held-for-sale, which was partially offset by an increase in other income.  Net realized gains on loans held-for-sale decreased $1,383,000 in 2022 over 2021.  The decrease in gains on sales of loans held-for-sale was primarily due to a decrease in loan origination volumes due to an increase in interest rates and slowdown in refinancing activity.  Other income increased $414,000 in 2022 over 2021.  The increase in other income was primarily due to non-taxable income from a bank owned life insurance policy.

Non-interest expenses consisted primarily of salaries and employee benefits, occupancy and equipment expense, data processing expense and other expenses.  Non-interest expenses increased to $39,063,000 in 2022 from $36,201,000 in 2021, representing an increase of $2,862,000, or 7.9%.

Following is an analysis of the increase or decrease in the components of non-interest expenses (dollars in thousands) during the periods specified:

	2022 over 2021

	Amount	Percent

Salaries and Employee Benefits	$1,448	6.4%
Occupancy and Equipment	147	4.3%
Data Processing	73	2.2%
Stationery and Supplies	39	15.4%
Advertising	114	29.8%
Directors Fees	(3)	(1.0%)
Other Expense	1,044	18.4%

Total	$2,862	7.9%

The increase in salaries and employee benefits in 2022 was primarily due to a 3.6% increase in regular salaries, a 36.5% increase in contingent compensation, and a 17.2% increase in profit sharing plan contributions, partially offset by a 26.6% decrease in commissions paid.  The increase in regular salaries expense was primarily due to merit increases and an increase in full-time equivalent employees.  The increases in contingent compensation and profit sharing plan contributions were primarily the result of improved financial performance.  The decrease in commissions paid was primarily due to a decrease in mortgage loan production volumes.  The increase in other expenses was primarily due to a 169.3% increase in legal fees and 116.7% increase in reserves for unfunded commitments expense, which was partially offset by a 53.8% decrease in loan collection expenses.  The increase in legal fees was primarily due to the legal costs associated with the purchase and acquisition of three branches from another bank that was finalized in the first quarter of 2023.  The increase in reserves for unfunded commitments expense was primarily due to the increase in unfunded commitments balances.  The decrease in loan collection expense is primarily due to the prior year expenses associated with one borrower.

Income Taxes

The provision for income taxes is primarily affected by the tax rate, the level of earnings before taxes and the level of tax-exempt income.  In 2022, tax expense increased to $5,782,000 from $5,240,000 in 2021, due to an increase in income before taxes.  Non-taxable municipal bond income was $909,000 and $603,000 for the years ended December 31, 2022 and 2021, respectively.

Liquidity

Liquidity is defined as the ability to generate cash at a reasonable cost to fulfill lending commitments and support asset growth, while satisfying the withdrawal demands of deposit customers and any debt repayment requirements.  The Bank’s principal sources of liquidity are core deposits and loan and investment payments and proceeds of sale and prepayments.  Providing a secondary source of liquidity is the available-for-sale investment portfolio.  The Company held $618,092,000 in total investment securities at December 31, 2022.  Under certain deposit, borrowing, and other arrangements, the Company must hold and pledge investment securities as collateral.  At December 31, 2022, such collateral requirements totaled approximately $44,319,000.  As a smaller source of liquidity, the Bank can utilize existing credit arrangements.

The Company’s primary source of liquidity on a stand-alone basis is dividends from the Bank.  As discussed in Part I (Item 1) of this Annual Report on Form 10-K, dividends from the Bank are subject to regulatory and corporate law restrictions.

Liquidity risk can result from the mismatching of asset and liability cash flows, or from disruptions in the financial markets.  The Bank experiences seasonal swings in deposits, which impact liquidity.  Management has sought to address these seasonal swings by scheduling investment maturities and developing seasonal credit arrangements with the FHLB, Federal Reserve Bank and Federal Funds lines of credit with correspondent banks.  In addition, the ability of the Bank’s real estate department to originate and sell loans into the secondary market has provided another tool for the management of liquidity.  As of December 31, 2022, the Company has not created any special purpose entities to securitize assets or to obtain off-balance sheet funding.

The liquidity position of the Bank is managed daily, thus enabling the Bank to adapt its position according to market fluctuations.  Liquidity is measured by various ratios, the most common of which is the ratio of net loans (including loans held-for-sale) to deposits.  This ratio was 56.2% on December 31, 2022, and 49.4% on December 31, 2021.  At December 31, 2022 and 2021, the Bank’s ratio of core deposits to total assets was 91.8% and 90.4%, respectively.  Core deposits include demand deposits, interest-bearing transaction deposits, savings and money market deposit accounts, and time deposits of $250,000 or less.  Core deposits are important in maintaining a strong liquidity position as they represent a stable and relatively low-cost source of funds.  Management believes that the Bank’s liquidity position was adequate in 2022.  This is best illustrated by the change in the Bank’s net non-core ratio, which explains the degree of reliance on non-core liabilities to fund long-term assets.  At December 31, 2022, the Bank’s net core funding dependence ratio, the difference between non-core funds, time deposits $250,000 or more and brokered time deposits under $250,000, and short-term investments to long-term assets, was (13.58)% as of December 31, 2022, and (21.32%) as of December 31, 2021.  This ratio indicated at December 31, 2022, the Bank did not significantly rely upon non-core deposits and borrowings to fund the Bank’s long-term assets, namely loans and investments.  The Bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth.  The Bank also believes that its liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity.

Commitments

The following table details the amounts and expected maturities of commitments as of December 31, 2022 (amounts in thousands):

	Maturities by period
Commitments	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Commitments to extend credit
Commercial	$77,548	$53,543	$9,469	$7,006	$7,530
Commercial Real Estate	37,992	621	—	937	36,434
Agriculture	28,341	21,787	440	795	5,319
Residential Mortgage	250	—	250	—	—
Residential Construction	13,486	4,831	—	—	8,655
Consumer	47,993	13,739	6,880	6,348	21,026
Commitments to sell loans	—	—	—	—	—
Standby Letters of Credit	1,930	1,930	—	—	—
Total	$207,540	$96,451	$17,039	$15,086	$78,964

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

Financial instruments, whose contract amounts represent credit risk at December 31 of the indicated years, were as follows (amounts in thousands):

	2022	2021

Undisbursed loan commitments	$205,610	$192,874
Standby letters of credit	1,930	2,305
Commitments to sell loans	—	1,500

	$207,540	$196,679

Our liquidity position is continuously monitored and adjustments are made to balance between sources and uses of funds as deemed appropriate.  The Bank believes that it has the means to provide adequate liquidity for funding normal operations in 2023.

Capital

The Company believes a strong capital position is essential to the Company’s continued growth and profitability.  A solid capital base provides depositors and shareholders with a margin of safety, while allowing the Company to take advantage of profitable opportunities, support future growth and provide protection against any unforeseen losses.

At December 31, 2022, stockholders’ equity totaled $125.0 million, a decrease of $25.9 million from $150.9 million at December 31, 2021.  The decrease was primarily due to a decrease in accumulated other comprehensive income of $42.3 million, which was partially offset by net income of $15.9 million.  Also affecting capital in 2022 were stock repurchases totaling $0.2 million and paid-in capital in the amount of $0.8 million resulting from employee stock purchases and stock plan accruals.  See “Business – Capital Standards” in Part I, Item 1 of this Annual Report on Form 10-K, for additional information.

On May 20, 2021, the Company approved a stock repurchase program effective June 15, 2021.  The stock repurchase program, which will remain in effect until June 14, 2023, allows repurchases by the Company in an aggregate amount of up to 4% of the Company’s 13,680,085 outstanding shares of common stock as of March 31, 2021.  This represents total shares of 547,203 eligible for repurchase.  The Company repurchased 21,325 and 505,824 shares of the Company’s outstanding common stock during the years ended December 31, 2022 and 2021, respectively.  The purpose of the stock repurchase program is to give management the ability to manage capital and create liquidity for shareholders who want to sell their stock.  Management believes that the stock repurchase program is a prudent use of excess capital.

The capital of the Company and the Bank historically have been maintained at a level that is in excess of regulatory guidelines for a “well capitalized” institution.  The policy of annual stock dividends rather than cash dividends has, over time, allowed the Company to match capital and asset growth through retained earnings and a managed program of geographic growth.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control over Financial Reporting	Page 57

Report of Independent Registered Public Accounting Firm (PCAOB ID #659)	Page 58

Consolidated Balance Sheets as of December 31, 2022 and 2021	Page 60

Consolidated Statements of Income for Years Ended December 31, 2022 and 2021	Page 61

Consolidated Statements of Comprehensive Income (Loss) for Years Ended December 31, 2022 and 2021	Page 62

Consolidated Statement of Stockholders’ Equity for Years Ended December 31, 2022 and 2021	Page 63

Consolidated Statements of Cash Flows for Years Ended December 31, 2022 and 2021	Page 64

Notes to Consolidated Financial Statements	Page 65

Management’s Report

FIRST NORTHERN COMMUNITY BANCORP AND SUBSIDIARY

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of First Northern Community Bancorp and subsidiary (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2022.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and (iii) provide reasonable assurance regarding prevention, or timely detection and correction of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management of the Company has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2022.

/s/ Jeremiah Z. Smith

Jeremiah Z. Smith
President/Chief Executive Officer/Director
(Principal Executive Officer)

/s/ Kevin Spink

Kevin Spink
Executive Vice President/Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

March 10, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
First Northern Community Bancorp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Northern Community Bancorp and subsidiary (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and 2021, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Loan Losses

As described in Notes 1 and 4 to the consolidated financial statements, the Company’s allowance for loan losses balance was $14.8 million as of December 31, 2022. The allowance for loan losses is maintained to provide for estimated losses inherent in existing loans based on evaluations of collectability and prior loss experience. The allowance consists of specific and general components. Specific reserves are recorded to recognize impairments on individually evaluated loans. The general component covers loans evaluated collectively, and the estimate is determined using historical losses adjusted for qualitative and environmental factors. The qualitative and environmental factors used to adjust historical loss rates by loan type consist of the risks of the Company’s general lending activity, including risk of losses that are attributable to national or local economic or industry trends which have occurred but have yet been recognized in past loan charge-off history, and risk of losses attributable to general attributes of the Company’s loan portfolio and credit administration.

We identified management’s estimation of qualitative and environmental factors as a critical audit matter. The qualitative and environmental factors include current economic conditions, concentrations of credit, nature and volume of the loan portfolio, trends in delinquent loans and special assets, values of underlying collateral, results of external loan reviews and regulatory examinations, changes in lending policies and procedures, experience of lending staff, changes in competition and regulatory requirements, and other internal and external factors as determined by management. Each qualitative and environmental factor is assigned a value to reflect improving, stable, or declining economic conditions based on management’s best judgement using relevant information available at the time of evaluation. Auditing management’s judgments regarding the determination of qualitative and environmental factors applied to the allowance for loan losses involved a high degree of subjectivity.

The primary procedures we performed to address this critical audit matter included:

•
Obtained management’s analysis and supporting documentation related to the qualitative and environmental factors and tested whether the qualitative and environmental factors used in the calculation of the allowance for loan losses are supported by the documentation provided by management.

•
Tested the mathematical accuracy of the allowance for loan losses calculation, including completeness and accuracy of the data used in the calculation, sources of data and application of the qualitative and environmental factors within the calculation.

•	Performed a sensitivity analysis over the qualitative and environmental factor thresholds established by management.

/s/ MOSS ADAMS LLP
Sacramento, California
March 10, 2023
We have served as the Company’s auditor since 2006.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2022 and 2021
(in thousands, except shares and share amounts)

	2022	2021
Assets
Cash and cash equivalents	$187,417	$345,929
Certificates of deposit	20,948	13,272
Investment securities – available-for-sale, at fair value (includes securities pledged to creditors with the right to sell or repledge of $44,319 at December 31, 2022 and $39,695 at December 31, 2021)	618,092	632,213
Loans (net of allowance for loan losses of $14,792 at December 31, 2022 and $13,952 at December 31, 2021)	970,138	852,717
Loans held-for-sale	—	1,063
Stock in Federal Home Loan Bank and other equity securities, at cost	9,440	7,097
Premises and equipment, net	6,122	6,552
Interest receivable and other assets	59,204	40,244

Total Assets	$1,871,361	$1,899,087

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand	$775,173	$820,412
Interest-bearing transaction deposits	448,039	432,479
Savings and MMDAs	459,307	426,026
Time, $250,000 or less	35,115	38,388
Time, over $250,000	9,240	10,997

Total Deposits	1,726,874	1,728,302

Interest payable and other liabilities	19,447	19,874

Total Liabilities	1,746,321	1,748,176

Commitments and contingencies (Note 10 and 11)

Stockholders’ Equity:
Common stock, no par value; 16,000,000 shares authorized; 14,652,584 and 13,848,904 shares issued and outstanding at December 31, 2022 and 2021, respectively	116,099	109,793
Additional paid-in capital	977	977
Retained earnings	54,492	44,338
Accumulated other comprehensive loss, net	(46,528)	(4,197)
Total Stockholders’ Equity	125,040	150,911

Total Liabilities and Stockholders’ Equity	$1,871,361	$1,899,087

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statements of Income
Years Ended December 31, 2022 and 2021
(in thousands, except per share amounts)

	2022	2021
Interest and dividend income:
Interest and fees on loans	$42,316	$39,207
Due from banks interest bearing accounts	3,829	722
Investment securities:
Taxable	8,296	6,249
Non-taxable	909	603
Other earning assets	532	395
Total interest and dividend income	55,882	47,176
Interest expense:
Time deposits over $250,000	35	64
Other deposits	1,151	848
Total interest expense	1,186	912
Net interest income	54,696	46,264
Provision (reversal of provision) for loan losses	900	(1,500)
Net interest income after provision (reversal of provision) for loan losses	53,796	47,764
Non-interest income:
Service charges on deposit accounts	1,672	1,656
Losses on sales of available-for-sale securities	(152)	(221)
Gains on sales of loans held-for-sale	145	1,528
Debit card income	2,547	2,593
Other income	2,721	2,307
Total non-interest income	6,933	7,863
Non-interest expenses:
Salaries and employee benefits	24,204	22,756
Occupancy and equipment	3,598	3,451
Data processing	3,450	3,377
Stationery and supplies	292	253
Advertising	496	382
Directors fees	290	293
Other expense	6,733	5,689
Total non-interest expenses	39,063	36,201
Income before provision for income tax	21,666	19,426
Provision for income tax	(5,782)	(5,240)
Net income	$15,884	$14,186
Basic income per share	$1.11	$0.96
Diluted income per share	$1.09	$0.95

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statements of Comprehensive (Loss) Income
Years Ended December 31, 2022 and 2021
(in thousands)

	2022	2021
Net income	$15,884	$14,186
Other comprehensive loss, net of tax:
Unrealized holding losses on securities arising during the current period, net of tax effect of ($18,348) and ($4,082) for the years ended December 31, 2022 and 2021, respectively	(43,617)	(10,117)
Reclassification adjustment due to losses realized on sales of securities, net of tax effect of $44 and $64 for the years ended December 31, 2022 and 2021, respectively	108	157
Officers’ retirement plan equity adjustments, net of tax effect of $443 and $276 for the years ended December 31, 2022 and 2021, respectively	1,112	685
Directors’ retirement plan equity adjustments, net of tax effect of $28 and $16 for the years ended December 31, 2022 and 2021, respectively	66	40
Total other comprehensive loss, net of tax effect of ($17,833) and ($3,726) for the years ended December 31, 2022 and 2021, respectively	(42,331)	(9,235)
Comprehensive (loss) income	$(26,447)	$4,951

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statement of Stockholders’ Equity
Years Ended December 31, 2022 and 2021
(in thousands, except share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Earnings	Income/(Loss)	Total
Balance at December 31, 2020	13,634,463	$107,527	$977	$37,115	$5,038	$150,657
Net income				14,186		14,186
Other comprehensive loss, net of tax					(9,235)	(9,235)
Stock dividend adjustment	1,282	329		(329)		—
5% stock dividend declared in 2022	659,471	6,626		(6,626)		—
Cash in lieu of fractional shares	(168)			(8)		(8)
Stock-based compensation		588				588
Common shares issued related to restricted stock grants and ESPP, net of restricted stock reversals	53,572	97				97
Stock options exercised, net	6,108	—				—
Stock repurchase and retirement	(505,824)	(5,374)				(5,374)
Balance at December 31, 2021	13,848,904	$109,793	$977	$44,338	$(4,197)	$150,911
Net income				15,884		15,884
Other comprehensive loss, net of tax					(42,331)	(42,331)
Stock dividend adjustment	3,276	366		(366)		—
5% stock dividend declared in 2023	697,742	5,356		(5,356)		—
Cash in lieu of fractional shares	(161)			(8)		(8)
Stock-based compensation		655				655
Common shares issued related to restricted stock grants and ESPP, net of restricted stock reversals	112,533	116				116
Stock options exercised, net	11,615	—				—
Stock repurchase and retirement	(21,325)	(187)				(187)
Balance at December 31, 2022	14,652,584	$116,099	$977	$54,492	$(46,528)	$125,040

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years Ended December 31, 2022 and 2021
(in thousands)

	2022	2021
Cash flows from operating activities:
Net income	$15,884	$14,186
Adjustments to reconcile net income to net cash provided by operating activities:
Provision (Reversal of provision) for loan losses	900	(1,500)
Stock-based compensation	655	588
Depreciation and amortization of bank premises and equipment	774	764
Accretion and amortization of securities, net	4,319	4,391
Net loss on sale/call of available-for-sale securities	152	221
Gain on sale of loans held-for-sale	(145)	(1,528)
(Benefit) provision for deferred income taxes	(687)	1,000
Valuation adjustment on mortgage servicing rights	(276)	(110)
Proceeds from sales of loans held-for-sale	10,693	68,819
Originations of loans held-for-sale	(9,485)	(60,929)
Decrease in deferred loan origination fees and costs, net	(2,062)	(736)
Amortization of operating lease right-of-use asset	1,102	1,060
Increase in interest receivable and other assets	(981)	—
Increase (decrease) in interest payable and other liabilities	937	(951)
Net cash provided by operating activities	21,780	25,275
Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	22,100	21,730
Proceeds from sales of available-for-sale securities	6,348	21,917
Principal repayments on available-for-sale securities	96,308	97,780
Purchase of available-for-sale securities	(176,919)	(357,150)
Proceeds from maturities of certificates of deposit	5,151	5,880
Proceeds from sales of certificates of deposit	493	—
Purchase of certificates of deposit	(13,320)	(2,229)
Purchases of stock in Federal Home Loan Bank and other equity securities, at cost	(2,343)	(617)
Net (increase) decrease in loans	(116,259)	27,114
Purchases of bank premises and equipment, net	(344)	(803)
Net cash used in investing activities	(178,785)	(186,378)
Cash flows from financing activities:
Net (decrease) increase in deposits	(1,428)	250,140
Principal payments on Federal Home Loan Bank advances	—	(5,000)
Cash dividends paid in lieu of fractional shares	(8)	(8)
Common stock issued	116	97
Repurchases of common stock	(187)	(5,374)
Net cash (used in) provided by financing activities	(1,507)	239,855
Net (decrease) increase in cash and cash equivalents	(158,512)	78,752
Cash and cash equivalents at beginning of year	345,929	267,177
Cash and cash equivalents at end of year	$187,417	$345,929

Supplemental Consolidated Statements of Cash Flows Information (Note 20)

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2022 and 2021
(in thousands, except shares and share amounts)

(1)	Summary of Significant Accounting Policies

First Northern Community Bancorp (the “Company”) is a bank holding company whose only subsidiary, First Northern Bank of Dixon (“Bank”), a California state-chartered bank, conducts general banking activities, including collecting deposits and originating loans, and serves Solano, Yolo, Sacramento, Placer, El Dorado, and Contra Costa Counties. All intercompany transactions between the Company and the Bank have been eliminated in consolidation. The consolidated financial statements also include the accounts of Yolano Realty Corporation, a wholly-owned subsidiary of the Bank. Yolano Realty Corporation was formed in September 2009 for the purpose of managing selected other real estate owned properties. Yolano Realty Corporation was an inactive subsidiary in 2022.

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

Investments with fair values that are less than amortized cost are considered impaired. Impairment may result from either a decline in the financial condition of the issuing entity or, in the case of fixed interest rate investments, from rising interest rates. At each consolidated financial statement date, management assesses each investment to determine if impaired investments are temporarily impaired or if the impairment is other than temporary. This assessment includes consideration regarding the duration and severity of impairment, the credit quality of the issuer and a determination of whether the Company intends to sell the security, or if it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis less any current-period credit losses. Other-than-temporary impairment is recognized in earnings if one of the following conditions exists:  1) the Company’s intent is to sell the security; 2) it is more likely than not that the Company will be required to sell the security before the impairment is recovered; or 3) the Company does not expect to recover its amortized cost basis. If, by contrast, the Company does not intend to sell the security and is not more likely than not to be required to sell the security prior to recovery of the amortized cost basis, the Company recognizes only the credit loss component of other-than-temporary impairment in earnings.  The credit loss component is calculated as the difference between the security’s amortized cost basis and the present value of its expected future cash flows.  The remaining difference between the security’s fair value and the present value of the future expected cash flows is deemed to be due to factors that are not credit related and is recognized in other comprehensive income.

(c)	Federal Home Loan Bank Stock and Other Equity Securities, at Cost

Federal Home Loan Bank (“FHLB”) stock represents an equity interest that does not have a readily determinable fair value because its ownership is restricted and it lacks a market (liquidity).  FHLB stock and other equity securities are recorded at cost.

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

Loan fees net of certain direct costs of origination, which represent an adjustment to interest yield are deferred and amortized over the contractual term of the loan using the interest method. Processing fees received from the SBA for PPP loans are recognized as an adjustment to the effective yield over the loans’ projected life.

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

Material estimates relating to the determination of the allowance for loan losses are particularly susceptible to significant change in the near term.  Management believes that the allowance for loan losses was adequate at December 31, 2022. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to provide for additional allowance based on their judgment about information available to them at the time of their examination.

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

The Bank held no other real estate owned (“OREO”) as of December 31, 2022 and 2021.

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

The following are descriptions of the Company’s sources of Non-interest income within the scope of the FASB’s Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (Topic 606):

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

(l)	Gain or Loss on Sale of Loans and Servicing Rights

Transfers and servicing of financial assets are accounted for and reported based on consistent application of a financial-components approach that focuses on control. Transfers of financial assets that are sales are distinguished from transfers that are secured borrowings. A sale is recognized when the transaction closes and the proceeds are other than beneficial interests in the assets sold. A gain or loss is recognized to the extent that the sales proceeds and the fair value of the servicing asset exceed or are less than the book value of the loan.

The Company recognizes an asset for the fair value of the rights to service loans for others when loans are sold on a servicing-retained basis.  The Company sold substantially all of its conforming long-term residential mortgage loans originated during the years ended December 31, 2022 and 2021, for cash proceeds equal to the fair value of the loans.

Mortgage servicing rights (“MSR”) in loans sold are measured by allocating the previous carrying amount of the transferred assets between the loans sold and retained interest, if any, based on their relative fair value at the date of transfer.  The Company determines its classes of servicing assets based on the asset type being serviced along with the methods used to manage the risk inherent in the servicing assets, which includes the market inputs used to value the servicing assets. The Company measures and reports its residential mortgage servicing assets initially at fair value and amortizes the servicing rights in proportion to, and over the period of, estimated net servicing revenues. Management assesses servicing rights for impairment as of each financial reporting date. Fair value adjustments that encompass market-driven valuation changes and the runoff in value that occurs from the passage of time are each separately reported.

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

	2022	2021
Constant prepayment rate	7.55%	15.73%
Discount rate	9.50%	9.50%
Weighted average life (years)	7.20	4.95

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

Basic EPS includes no dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period, excluding non-vested restricted shares.  Diluted EPS reflects the potential dilution of securities that could share in the earnings of an entity.  The number of potential common shares included in annual diluted EPS is a year-to-date average of the number of potential common shares included in each quarter’s diluted EPS computation under the treasury stock method. The calculation of weighted average shares includes two classes of the Company’s outstanding common stock:  common stock and restricted stock awards.  Holders of restricted stock also receive dividends at the same rate as common shareholders, subject to vesting restrictions, and they both share equally in undistributed earnings. There are no unvested share-based payment awards that contain nonforfeitable rights to dividends. See Note 14 of Notes to Consolidated Financial Statements.

(p)	Advertising Costs

Advertising costs were $496 and $382 for the years ended December 31, 2022 and 2021, respectively. Advertising costs are expensed as incurred.

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

On January 27, 2022, the Company announced that its Board of Directors had declared a 5% stock dividend which resulted in 662,747 shares, which was paid on March 25, 2022 to shareholders of record as of February 28, 2022.  On January 26, 2023, the Company announced that its Board of Directors had declared a 5% stock dividend which will result in an estimate of 697,742 shares, which will be paid on March 24, 2023 to shareholders of record as of February 28, 2023.

The earnings per share data for all periods presented have been adjusted to give retroactive effect to stock dividends and stock splits, including the 5% stock dividend declared on January 26, 2023.  December 31, 2022 figures included in the Consolidated Balance Sheets and Consolidated Statement of  Stockholders’ Equity have been adjusted to reflect the estimated impact of the 2023 stock dividend.  Figures that have been adjusted include common stock shares issued and outstanding, common stock balance and retained earnings balance. The December 31, 2021 and 2020 balances included in the Consolidated Balance Sheets and Statement of Stockholders’ Equity have not been adjusted to retroactively reflect the stock dividends, but instead show the historical rollforward of stock dividends declared.

(s)	Segment Reporting

The “Segment Reporting” topic of the FASB ASC requires that public companies report certain information about operating segments.  It also requires that public companies report certain information about their products and services, the geographic areas in which they operate, and their major customers. The Company is a holding company for a community bank, which offers a wide array of products and services to its customers.  Pursuant to its banking strategy, emphasis is placed on building relationships with its customers, as opposed to building specific lines of business.  As a result, the Company is not organized around discernible lines of business and prefers to work as an integrated unit to customize solutions for its customers, with business line emphasis and product offerings changing over time as needs and demands change. Therefore, the Company reports community banking as its only segment.

(t)	Business Combinations

The Company accounts for acquisitions of businesses using the acquisition method of accounting. Under the acquisition method, assets acquired and liabilities assumed are recorded at their estimated fair values at the date of acquisition. Management utilizes various valuation techniques including discounted cash flow analyses to determine these fair values. Any excess of the purchase price over amounts allocated to the acquired assets, including identifiable intangible assets, and liabilities assumed is recorded as goodwill.

(u)	Impact of Recently Issued Accounting Standards

The FASB issued ASU 2016-13 Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized costs, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in certain leases. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities, based on management’s intent to sell the security or likelihood the Company will be required to sell the security, before recovery of the amortized cost basis.  The Company will apply the amendment’s provisions as a cumulative-effect adjustment to retained earnings at the beginning of the first period the amendment is effective.  ASU 2016-13 is effective for the Company as of January 1, 2023.  Management has taken steps to prepare for the implementation requirements of this standard, such as developing policies, procedures and internal controls over the model and working with a software vendor to measure expected losses required by the amendment.  Based on the loan portfolio composition, characteristics and quality of the loan portfolio as of December 31, 2022, and the current economic environment, management estimates that the total allowance for loan losses and reserve for unfunded commitments will increase from approximately $15,492 to approximately $16,658 to $18,324, or an increase of $1,166 to $2,832. The estimated decline in equity, net of tax, will range from $855 to $2,076.  The economic conditions, forecasts and assumptions used in the model could be significantly different in future periods. The impact of the change in the allowance on our results of operations in a provision for credit losses will depend on the current period net charge-offs, level of loan originations, and change in mix of the loan portfolio. As time progresses and the results of economic conditions require model assumption inputs to change, further refinements to the estimation process may also be identified.

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

In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848.  This ASU extends the period of time preparers can utilize the reference rate reform relief guidance in Topic 848.  ASU 2022-06 defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848.  The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

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

The Bank is required to maintain reserves with the Federal Reserve Bank based on a percentage of deposit liabilities.  No aggregate reserves were required at December 31, 2022 and 2021. The Bank has met its average reserve requirements during 2022 and 2021 and the minimum required balance at December 31, 2022 and 2021.

(3)	Investment Securities

The amortized cost, unrealized gains and losses and estimated fair values of investments in debt and other securities at December 31, 2022 are summarized as follows:

	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value
Investment securities available-for-sale:
U.S. Treasury securities	$119,644	$13	$(5,842)	$113,815
Securities of U.S. government agencies and corporations	128,697	20	(9,806)	118,911
Obligations of states and political subdivisions	58,955	13	(5,642)	53,326
Collateralized mortgage obligations	114,983	—	(19,633)	95,350
Mortgage-backed securities	261,505	56	(24,871)	236,690

Total debt securities	$683,784	$102	$(65,794)	$618,092

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

Gross realized gains from sales and calls of available-for-sale securities were $0 and $322 for the years ended December 31, 2022 and 2021, respectively. Gross realized losses from sales of available-for-sale securities were $152 and $543 for the years ended December 31, 2022 and 2021,  respectively.

The amortized cost and estimated fair value of debt and other securities at December 31, 2022, by contractual maturity, are shown in the following table:

	Amortized cost	Estimated fair value

Maturity in years:
Due in one year or less	$52,471	$51,254
Due after one year through five years	184,189	171,618
Due after five years through ten years	38,225	34,754
Due after ten years	32,411	28,426
Subtotal	307,296	286,052
MBS and CMO	376,488	332,040
Total	$683,784	$618,092

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. In addition, factors such as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of December 31, 2022, follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
U.S. Treasury securities	$54,574	$(1,680)	$56,872	$(4,162)	$111,446	$(5,842)
Securities of U.S. government agencies and corporations	45,261	(1,341)	69,635	(8,465)	114,896	(9,806)
Obligations of states and political subdivisions	40,479	(3,022)	10,049	(2,620)	50,528	(5,642)
Collateralized mortgage obligations	36,040	(2,586)	59,310	(17,047)	95,350	(19,633)
Mortgage-backed securities	99,250	(6,131)	131,951	(18,740)	231,201	(24,871)

Total	$275,604	$(14,760)	$327,817	$(51,034)	$603,421	$(65,794)

No decline in value was considered “other-than-temporary” during 2022.  Four hundred securities, all considered investment grade, which had a fair value of $275,604 and a total unrealized loss of $14,760 have been in an unrealized loss position for less than twelve months as of December 31, 2022.  One hundred seventy-one securities, all considered investment grade, which had a fair value of $327,817 and total unrealized loss of $51,034,  have been in an unrealized loss position for more than twelve months as of December 31, 2022.  The unrealized losses on the Company’s investment securities were caused by market conditions for these types of investments, particularly changes in risk-free interest rates.  The Company does not intend to sell the securities and has concluded it is not more likely than not that it will be required to sell these securities prior to recovery of their anticipated cost basis. Therefore, the Company does not consider these investments to be other than temporarily impaired as of December 31, 2022.

The fair value of investment securities could decline in the future if the general economy deteriorates, inflation increases, credit ratings decline, the issuer’s financial condition deteriorates, or the liquidity for securities declines. As a result, other than temporary impairments may occur in the future.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of December 31, 2021, follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
U.S. Treasury Securities	$63,254	$(673)	$2,066	$(38)	$65,320	$(711)
Securities of U.S. government agencies and corporation	48,288	(942)	30,158	(884)	78,446	(1,826)
Obligations of states and political subdivision	11,680	(233)	934	(68)	12,614	(301)
Collateralized mortgage obligations	90,299	(2,850)	1,298	(35)	91,597	(2,885)
Mortgage-backed securities	175,943	(2,816)	6,997	(138)	182,940	(2,954)

Total	$389,464	$(7,514)	$41,453	$(1,163)	$430,917	$(8,677)

Investment securities carried at $44,319 and $39,695 at December 31, 2022 and 2021, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

(4)	Loans

The composition of the Company’s loan portfolio, by loan class, at December 31, is as follows:

	2022	2021
Commercial	$106,771	$135,894
Commercial Real Estate	645,166	526,924
Agriculture	114,040	107,183
Residential Mortgage	92,669	76,160
Residential Construction	10,167	4,482
Consumer	15,287	17,258

	984,100	867,901
Allowance for loan losses	(14,792)	(13,952)
Net deferred origination fees and costs	830	(1,232)

Loans, net	$970,138	$852,717

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

Commercial loans, whether secured or unsecured, generally are made to support the short-term operations and other needs of small businesses.  These loans are generally secured by the receivables, equipment, and other real property of the business and are susceptible to the related risks described above.  Problem commercial loans are generally identified by periodic review of financial information that may include financial statements, tax returns, and payment history of the borrower.  Based on this information, the Company may decide to take any of several courses of action, including demand for repayment, requiring the borrower to provide a significant principal payment and/or additional collateral or requiring similar support from guarantors. Notwithstanding, when repayment becomes unlikely based on the borrower’s income and cash flow, repossession or foreclosure of the underlying collateral may become necessary.  Collateral values may be determined by appraisals obtained through Bank-approved, licensed appraisers, qualified independent third parties, purchase invoices, or other appropriate documentation.  Paycheck Protection Program (“PPP”) loans outstanding included in Commercial loans totaled $0.5 million and $37.3 million as of December 31, 2022 and December 31, 2021, respectively.

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

Agricultural loans, whether secured or unsecured, generally are made to producers and processors of crops and livestock.  Repayment is primarily from the sale of an agricultural product or service.  Agricultural loans are generally secured by inventory, receivables, equipment, and other real property.  Agricultural loans primarily are susceptible to changes in market demand for specific commodities.  This may be exacerbated by, among other things, industry changes, changes in the individual financial capacity of the business owner, general economic conditions and changes in business cycles, as well as adverse weather conditions such as drought, fire, or floods.  Problem agricultural loans are generally identified by periodic review of financial information that may include financial statements, tax returns, crop budgets, payment history, and crop inspections.  Based on this information, the Company may decide to take any of several courses of action, including demand for repayment, requiring the borrower to provide a significant principal payment and/or additional collateral or requiring similar support from guarantors. Notwithstanding, when repayment becomes unlikely based on the borrower’s income and cash flow, repossession or foreclosure of the underlying collateral may become necessary.

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

At December 31, 2022, approximately 11% in principal amount of the Company’s loans were for general commercial uses, including professional, retail and small businesses. Approximately 65% in principal amount of the Company’s loans were secured by commercial real estate, which consists primarily of loans secured by commercial properties and construction and land development loans. Approximately 12% in principal amount of the Company’s loans were for agriculture, approximately 9% in principal amount of the Company’s loans were residential mortgage loans, approximately 1% in principal amount of the Company’s loans were residential construction loans and approximately 2% in principal amount of the Company’s loans were consumer loans.

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

At December 31, 2022 and 2021, all loans were pledged under a blanket collateral lien to secure actual and potential borrowings from the Federal Home Loan Bank.

Non-accrual and Past Due Loans

The Company’s loans by delinquency and non-accrual status, as of December 31, 2022 and 2021, was as follows:

	Current & Accruing	30-59 Days Past Due & Accruing	60-89 Days Past Due & Accruing	90 Days or more Past Due & Accruing	Nonaccrual	Total Loans
December 31, 2022
Commercial	$106,327	$41	$—	$403	$—	$106,771
Commercial Real Estate	645,166	—	—	—	—	645,166
Agriculture	106,624	—	—	—	7,416	114,040
Residential Mortgage	92,546	—	—	—	123	92,669
Residential Construction	10,167	—	—	—	—	10,167
Consumer	14,650	—	—	—	637	15,287
Total	$975,480	$41	$—	$403	$8,176	$984,100

December 31, 2021
Commercial	$134,890	$394	$477	$—	$133	$135,894
Commercial Real Estate	526,337	32	—	—	555	526,924
Agriculture	98,471	—	—	—	8,712	107,183
Residential Mortgage	75,861	161	—	—	138	76,160
Residential Construction	4,482	—	—	—	—	4,482
Consumer	16,523	—	76	—	659	17,258
Total	$856,564	$587	$553	$—	$10,197	$867,901

Non-accrual loans amounted to $8,176 at December 31, 2022, and were comprised of three agriculture loans totaling $7,416, one residential mortgage loan totaling $123, and four consumer loans totaling $637. Non-accrual loans amounted to $10,197 at December 31, 2021, and were comprised of two commercial loans totaling $133, one commercial real estate loan totaling $555, three agriculture loans totaling $8,712, one residential mortgage loan totaling $138, and four consumer loans totaling $659.

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

Impaired loans, segregated by loan class, as of December 31, 2022 and 2021, were as follows:

	Unpaid Contractual Principal Balance	Recorded Investment with no Allowance	Recorded Investment with Allowance	Total Recorded Investment	Related Allowance
December 31, 2022
Commercial	$—	$—	$—	$—	$—
Commercial Real Estate	—	—	—	—	—
Agriculture	10,032	7,416	—	7,416	—
Residential Mortgage	673	123	499	622	75
Residential Construction	—	—	—	—	—
Consumer	822	637	64	701	2
Total	$11,527	$8,176	$563	$8,739	$77

December 31, 2021
Commercial	$142	$133	$—	$133	$—
Commercial Real Estate	555	555	—	555	—
Agriculture	10,680	8,712	—	8,712	—
Residential Mortgage	701	138	517	655	81
Residential Construction	241	—	241	241	10
Consumer	815	659	64	723	2
Total	$13,134	$10,197	$822	$11,019	$93

The average recorded investment in impaired loans and the amount of interest income recognized on impaired loans during the years ended December 31, 2022 and  2021, was as follows:

	December 31, 2022		December 31, 2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$40	$3	$300	$7
Commercial Real Estate	384	32	4,165	509
Agriculture	8,047	—	9,046	—
Residential Mortgage	639	19	809	23
Residential Construction	48	—	329	15
Consumer	737	21	745	7
Total	$9,895	$75	$15,394	$561

None of the interest on impaired loans was recognized using a cash basis of accounting for the years ended December 31, 2022 and 2021.

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

The Company had $8,399 and $10,103 in TDR loans as of December 31, 2022 and 2021, respectively. Specific reserves for TDR loans totaled $77 and $93 as of December 31, 2022 and 2021, respectively. TDR loans performing in compliance with modified terms totaled $8,399 and $10,006 as of December 31, 2022 and 2021, respectively. There were no commitments to advance additional funds on existing TDR loans as of December 31, 2022.

Loans modified as troubled debt restructurings during the years ended December 31, 2022 and 2021,  were as follows:

	Year Ended December 31, 2022
	Number of Contracts	Pre-modification outstanding recorded investment	Post- modification outstanding recorded investment
Consumer	1	$75	$75
Total	1	$75	$75

	Year Ended December 31, 2021
	Number of Contracts	Pre-modification outstanding recorded investment	Post- modification outstanding recorded investment
Agriculture	3	$9,130	$9,130
Consumer	2	593	593
Total	5	$9,723	$9,723

Loan modifications generally involve reductions in the interest rate, payment extensions, forgiveness of principal, or forbearance. No loans were modified as a TDR within the previous 12 months that subsequently defaulted during the years ended December 31, 2022 and 2021. The Company considers a loan to be in payment default when it is 90 days or more past due.

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

Risk Rating “8” – Loss (Classified):

Active Charge-Off. Loans in this category are considered uncollectible and of such little value that their removal from the Company’s books is required. The charge-off is pending or already processed. Collateral positions have been or are in the process of being liquidated and the borrower/guarantor may or may not be cooperative in repayment of the debt. Recovery prospects are unknown, but the Company is actively engaged in the collection of the loan.

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

The following table presents the risk ratings by loan class as of December 31, 2022 and 2021.

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2022
Commercial	$106,643	$—	$128	$—	$—	$106,771
Commercial Real Estate	631,693	6,748	6,725	—	—	645,166
Agriculture	105,560	1,064	7,416	—	—	114,040
Residential Mortgage	92,299	207	163	—	—	92,669
Residential Construction	10,167	—	—	—	—	10,167
Consumer	14,650	—	637	—	—	15,287
Total	$961,012	$8,019	$15,069	$—	$—	$984,100

December 31, 2021
Commercial	$132,425	$2,376	$1,093	$—	$—	$135,894
Commercial Real Estate	516,120	6,524	4,280	—	—	526,924
Agriculture	98,471	—	8,712	—	—	107,183
Residential Mortgage	76,020	—	140	—	—	76,160
Residential Construction	4,482	—	—	—	—	4,482
Consumer	16,599	—	659	—	—	17,258
Total	$844,117	$8,900	$14,884	$—	$—	$867,901

Allowance for Loan Losses

The following table details activity in the allowance for loan losses by loan category for the years ended December 31, 2022 and  2021.

	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2021	$1,604	$8,808	$1,482	$742	$74	$167	$1,075	$13,952
Provision for loan losses	(119)	1,265	275	138	104	44	(807)	900

Charge-offs	(297)	—	—	—	—	(48)	—	(345)
Recoveries	275	—	—	—	—	10	—	285
Net charge-offs	(22)	—	—	—	—	(38)	—	(60)
Ending Balance	1,463	10,073	1,757	880	178	173	268	14,792
Period-end amount allocated to:
Loans individually evaluated for impairment	—	—	—	75	—	2	—	77
Loans collectively evaluated for impairment	1,463	10,073	1,757	805	178	171	268	14,715
Balance as of December 31, 2022	$1,463	$10,073	$1,757	$880	$178	$173	$268	$14,792

	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2020	$2,252	$7,915	$3,834	$635	$128	$214	$438	$15,416
Reversal of provision for loan losses	(575)	879	(2,352)	112	(54)	(147)	637	(1,500)

Charge-offs	(502)	—	—	(5)	—	(12)	—	(519)
Recoveries	429	14	—	—	—	112	—	555
Net (charge-offs)/ recoveries	(73)	14	—	(5)	—	100	—	36
Ending Balance	1,604	8,808	1,482	742	74	167	1,075	13,952
Period-end amount allocated to:
Loans individually evaluated for impairment	—	—	—	81	10	2	—	93
Loans collectively evaluated for impairment	1,604	8,808	1,482	661	64	165	1,075	13,859
Balance as of December 31, 2021	$1,604	$8,808	$1,482	$742	$74	$167	$1,075	$13,952

The Company’s investment in loans as of December 31, 2022 and 2021 related to each balance in the allowance for loan losses by loan category and disaggregated on the basis of the Company’s impairment methodology was as follows:

	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Total
December 31, 2022
Loans individually evaluated for impairment	$—	$—	$7,416	$622	$—	$701	$8,739
Loans collectively evaluated for impairment	106,771	645,166	106,624	92,047	10,167	14,586	975,361
Ending Balance	$106,771	$645,166	$114,040	$92,669	$10,167	$15,287	$984,100

December 31, 2021
Loans individually evaluated for impairment	$133	$555	$8,712	$655	$241	$723	$11,019
Loans collectively evaluated for impairment	135,761	526,369	98,471	75,505	4,241	16,535	856,882
Ending Balance	$135,894	$526,924	$107,183	$76,160	$4,482	$17,258	$867,901

(5)	Mortgage Operations

The Company recognizes a gain or loss and a related asset for the fair value of the rights to service loans for others when loans are sold and servicing is retained.  The Company sold a substantial portion of its portfolio of conforming long-term residential mortgage loans originated during the year ended December 31, 2022 on a servicing retained basis, for cash proceeds equal to the fair value of the loans. At December 31, 2022 and 2021, the Company serviced real estate mortgage loans for others totaling $194,818 and $208,169, respectively.

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

The following table summarizes the activity related to the Company’s mortgage servicing rights assets for the years ended December 31, 2022 and 2021. Mortgage servicing rights are included in Interest Receivable and Other Assets on the consolidated balance sheets.

	December 31, 2021	Additions	Reductions	December 31, 2022
Mortgage servicing rights	$1,807	$129	$(286)	$1,650
Valuation allowance	(276)	—	276	—
Mortgage servicing rights, net of valuation allowance	$1,531	$129	$(10)	$1,650

	December 31, 2020	Additions	Reductions	December 31, 2021
Mortgage servicing rights	$1,628	$641	$(462)	$1,807
Valuation allowance	(386)	—	110	(276)
Mortgage servicing rights, net of valuation allowance	$1,242	$641	$(352)	$1,531

At December 31, 2022 and December 31, 2021, the estimated fair market value of the Company’s mortgage servicing rights asset was $2,101 and $1,531, respectively. The changes in fair value of mortgage servicing rights during 2022 and 2021 were primarily due to new originations and changes in estimated prepayment speeds.

The Company received contractually specified servicing fees of $509 and $530 for the years ended December 31, 2022 and 2021, respectively. Contractually specified servicing fees are included in Other Income on the Consolidated Statements of Income.

(6)	Premises and Equipment

Premises and equipment consisted of the following at December 31, of the indicated years:

	2022	2021
Land	$2,292	$2,292
Buildings	5,737	5,737
Furniture and equipment	14,132	13,782
Leasehold improvements	2,209	2,214

	24,370	24,025
Less accumulated depreciation and amortization	18,248	17,473

	$6,122	$6,552

Depreciation and amortization expense, included in occupancy and equipment expense, was $774 and $764 for the years ended December 31, 2022 and 2021, respectively.

(7)	Interest Receivable and Other Assets

Interest receivable and other assets consisted of the following at December 31, of the indicated years:

	2022	2021
Interest receivable	$5,745	$4,571
Mortgage servicing rights asset (see Note 5)	1,650	1,531
Officer’s life insurance	15,599	17,656
Deferred tax assets, net (see Note 18)	24,175	5,655
Operating lease right-of-use asset (see Note 9)	4,905	5,138
Prepaid and other	7,130	5,693

	$59,204	$40,244

(8)	Short-Term and Long-Term Borrowings

The Company had no secured borrowings and no Federal Funds purchased at December 31, 2022 and December 31, 2021.

Additional short-term borrowings available to the Company consist of a line of credit and advances with the Federal Home Loan Bank (“FHLB”) secured under terms of a blanket collateral agreement by a pledge of FHLB stock and all loans. At December 31, 2022, the Company had a current collateral borrowing capacity with the FHLB of $365,786 and, at such date, also had unsecured formal lines of credit totaling $122,000 with correspondent banks.

The Company had no long-term borrowings at December 31, 2022 and 2021.

(9)	Leases

The Company leases eleven branch and administrative locations under operating leases expiring on various dates through 2031.  Leases with an initial term of 12 months or less are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term.  For lease agreements entered into or reassessed after the adoption of Topic 842, the Company combines lease and nonlease components.  The Bank had no financing leases as of December 31, 2022.

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

The Company had right-of-use assets totaling $4,905 and $5,138 as of December 31, 2022 and December 31, 2021, respectively. Right-of-use assets are included in Interest receivable and other assets on the Consolidated Balance Sheets. The Company had lease liabilities totaling $5,422 and $5,664 as of December 31, 2022 and December 31, 2021, respectively. Lease liabilities are included in Interest payable and other liabilities on the Consolidated Balance Sheets. The Company recognized lease expenses totaling $1,154 and $1,172 for the years ended December 31, 2022 and December 31, 2021, respectively.  Lease expense is included in Occupancy and Equipment expense on the Consolidated Statements of Income.

The table below summarizes the maturity of remaining lease liabilities at December 31:

(in thousands)	2022
2023	$1,097
2024	979
2025	962
2026	672
2027	611
2028 and thereafter	1,520
Total lease payments	5,841
Less: interest	(419)
Present value of lease liabilities	$5,422

The following table presents supplemental cash flow information related to leases for the year ended December 31:

(in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,251	$1,220
Right-of-use assets obtained in exchange for new operating lease liabilities	$869	$285

The following table presents the weighted average operating lease term and discount rate at December 31:

	2022	2021
Weighted-average remaining lease term - operating leases, in years	6.14	6.32
Weighted-average discount rate - operating leases	2.37%	2.36%

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

Financial instruments, whose contract amounts represent credit risk at December 31 of the indicated periods, were as follows:

	2022	2021
Undisbursed loan commitments	$205,610	$192,874
Standby letters of credit	1,930	2,305
Commitments to sell loans	—	1,500

	$207,540	$196,679

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank issues both financial and performance standby letters of credit. The financial standby letters of credit are primarily to guarantee payment to third parties. At December 31, 2022, there were no financial standby letters of credit outstanding. The performance standby letters of credit are typically issued to municipalities as specific performance bonds. At December 31, 2022, there was $1,930 issued in performance standby letters of credit and the Bank carried no liability. The Bank has experienced no draws on these letters of credit and does not expect to in the future; however, should a triggering event occur, the Bank either has collateral in excess of the letter of credit or imbedded agreements of recourse from the customer. The Bank has set aside a reserve for unfunded commitments in the amount of $700 and $650 at December 31, 2022 and 2021, respectively, which is recorded in “interest payable and other liabilities” on the consolidated balance sheets.

Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans. As of December 31, 2022, the Company had no off-balance sheet derivatives requiring additional disclosure.

The Company may enter into interest rate lock commitments in connection with its mortgage banking activities to fund residential mortgage loans within specified times in the future. These commitments expose the Company to the risk that the price of the loan underlying the interest rate lock commitment might decline from the inception of the interest rate lock to the funding of the mortgage loan. To protect against this risk, the Company may enter into commitments to sell loans to economically hedge the risk of potential changes in the value of the loans that would result from the commitment. These commitments totaled $0 and $1,500 at December 31, 2022 and 2021, respectively. Mortgage loans sold to investors may be sold with servicing rights retained, for which the Company makes only standard legal representations and warranties as to meeting certain underwriting and collateral documentation standards. In the past two years, the Company has not had to repurchase any loans due to deficiencies in underwriting or loan documentation. Management believes that any liabilities that may result from such recourse provisions are not significant.

(11)	Commitments and Contingencies

At December 31, 2022, the aggregate maturities for time deposits were as follows:

Year ending December 31:
2023	$34,689
2024	5,893
2025	2,209
2026	1,172
2027	151
Thereafter	241

$44,355

The Company is subject to various legal proceedings in the normal course of its business.  In the opinion of management, after having consulted with legal counsel, the outcome of the pending legal proceedings should not have a material adverse effect on the consolidated financial condition or results of operations of the Company.

(12)	Capital Adequacy and Restriction on Dividends

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a material effect on the Company’s and the Bank’s consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk-weightings, and other factors.

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

Management believes, as of December 31, 2022, that the Bank met all capital adequacy requirements to which it is subject. As of December 31, 2022, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Bank must meet the minimum ratios as set forth below. As of the date hereof, there have been no conditions or events since that notification that management believes have changed the institution’s category.

The Bank had Tier I Leverage, Common Equity Tier 1, Tier I Risk-Based and Total Risk-Based capital above the “well capitalized” levels at December 31, 2022 and 2021, respectively, as set forth in the following table (calculated in accordance with the Basel III capital rules):

	The Bank
	2022		2021		Adequately Capitalized	Well Capitalized
	Capital	Ratio	Capital	Ratio	Ratio*	Ratio
Tier 1 Leverage Capital (to Average Assets)	$170,533	8.7%	$154,436	7.9%	4.0%	5.0%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	170,533	14.7%	154,436	15.3%	4.5%	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	170,533	14.7%	154,436	15.3%	6.0%	8.0%
Total Risk-Based Capital (to Risk-Weighted Assets)	185,079	15.9%	166,889	16.8%	8.0%	10.0%

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

Assets Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021.

December 31, 2022	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$113,815	$113,815	$—	$—
Securities of U.S. government agencies and corporations	118,911	—	118,911	—
Obligations of states and political subdivisions	53,326	—	53,326	—
Collateralized mortgage obligations	95,350	—	95,350	—
Mortgage-backed securities	236,690	—	236,690	—

Total investments at fair value	$618,092	$113,815	$504,277	$—

December 31, 2021	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$86,211	$86,211	$—	$—
Securities of U.S. government agencies and corporations	102,610	—	102,610	—
Obligations of states and political subdivisions	45,985	—	45,985	—
Collateralized mortgage obligations	135,652	—	135,652	—
Mortgage-backed securities	261,755	—	261,755	—

Total investments at fair value	$632,213	$86,211	$546,002	$—

Assets Recorded at Fair Value on a Non-recurring Basis

There were no assets measured at fair value on a non-recurring basis as of December 31, 2022.

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of December 31, 2021.

December 31, 2021	Total	Level 1	Level 2	Level 3
Impaired loans	$33	$—	$—	$33
Mortgage servicing rights	1,531	—	—	1,531

Total assets at fair value	$1,564	$—	$—	$1,564

There were no liabilities measured at fair value on a recurring or non-recurring basis at December 31, 2022 and 2021.

Key methods and assumptions used in measuring the fair value of impaired loans and mortgage servicing rights as of December 31, 2021, were as follows:

	Method	Assumption Inputs
Impaired loans	Collateral, market, income, enterprise, liquidation, and discounted cash flows
External appraised values, management assumptions regarding market trends or other relevant factors, selling costs generally ranging from 6% to 10%, or the amount and timing of cash flows based on the loan’s effective interest rate.

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

At December 31, 2021, certain impaired loans were considered collateral dependent and were evaluated based on the fair value of the underlying collateral securing the loan. At December 31, 2022, there were no impaired loans that were considered collateral dependent. Impaired loans where a charge-off is recorded based on the fair value of collateral require classification in the fair value hierarchy. When a loan is evaluated based on the fair value of the underlying collateral securing the loan, the Company records the impaired loan as non-recurring Level 3 given the valuation includes significant unobservable assumptions.

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

Disclosures about Fair Value of Financial Instruments

The following table summarizes fair value estimates for financial instruments for the years ended December 31, 2022 and 2021, excluding financial instruments recorded at fair value on a recurring basis (summarized in the first table in this note).

		2022		2021
	Level	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	1	$187,417	$187,417	$345,929	$345,929
Certificates of deposit	2	20,948	20,560	13,272	13,443
Stock in Federal Home Loan Bank and other equity securities, at cost	3	9,440	9,440	7,097	7,097
Loans receivable:
Net loans	3	970,138	929,163	852,717	830,967
Loans held-for-sale	2	—	—	1,063	1,089
Interest receivable	2	5,745	5,745	4,571	4,571
Mortgage servicing rights	3	1,650	2,101	1,531	1,531
Financial liabilities:
Deposits	3	1,726,874	1,372,411	1,728,302	1,678,658
Interest payable	2	93	93	42	42

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

(14)	Outstanding Shares and Earnings Per Share

All income per share amounts have been adjusted to give retroactive effect to stock dividends and stock splits, including the 5% stock dividend declared on January 26, 2023, payable on March 24, 2023, to shareholders of record as of February 28, 2023.

Earnings Per Share

Basic and diluted earnings per share for the years ended December 31, were computed as follows:

	2022	2021
Basic earnings per share:
Net income	$15,884	$14,186

Weighted average common shares outstanding	14,365,443	14,738,356

Basic earnings per share	$1.11	$0.96

Diluted earnings per share:
Net income	$15,884	$14,186

Weighted average common shares outstanding	14,365,443	14,738,356

Effect of dilutive shares	157,894	187,785

Adjusted weighted average common shares outstanding	14,523,337	14,926,141

Diluted earnings per share	$1.09	$0.95

Options not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 438,471 shares and 309,252 shares for the years ended December 31, 2022 and 2021, respectively.  Restricted stock not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 66,301 shares and 10,961 shares for the years ended December 31, 2022 and 2021, respectively.

(15)	Stock Compensation Plans

The total number of shares authorized, number of shares outstanding, weighted average exercise prices, exercise prices and weighted average grant date fair value have been adjusted to give retroactive effect to stock dividends and stock splits, including the 5% stock dividend declared on January 26, 2023, payable on March 24, 2023 to shareholders of record as of February 28, 2023.

Under the Company’s 2016 Stock Incentive Plan (the “Plan”), the Company may grant option grants, stock appreciation rights, restricted stock, or stock units to an employee for an amount up to 50,000 total shares in any calendar year. With respect to awards granted to non-employee directors under the Plan during the term of the Plan, the total number of shares of common stock which may be issued upon exercise or settlement of such awards is 100,000 shares and no outside director may receive option grants, stock appreciation rights, restricted stock or stock units for more than 3,000 shares total in any calendar year. There are 894,071 shares authorized under the Plan. The Plan will terminate on March 15, 2026.

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

Stock option activity under the Plan during the year ended December 31, 2022, was as follows:

	Stock Options
	Number of shares	Weighted average exercise price
Balance at December 31, 2021	659,205	$8.16
Granted	45,113	9.76
Exercised	(19,450)	3.34
Cancelled/Forfeited	—	—

Balance at December 31, 2022	684,868	$8.41

The following table presents information on stock options for the year ended December 31, 2022:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Options exercised	19,450	$3.34	$125	—

Stock options outstanding and expected to vest:	684,868	$8.41	$431	5.28

Stock options vested and currently exercisable:	513,099	$8.01	$431	4.52

The weighted average grant date fair value per share of options granted during the years ended December 31, 2022 was $2.22. There were no options granted in 2021.

The intrinsic value of options exercised during the years ended December 31, was $125 in 2022 and $63 in 2021.  The fair value of awards vested during the years ended December 31 was $142 in 2022 and $182 in 2021.

At December 31, 2022, outstanding options had a weighted average exercise price of $8.41.

As of December 31, 2022, there was $157 of total unrecognized compensation related to non-vested stock options. This cost is expected to be recognized over a weighted average period of approximately 2.2 years.

For the years ended December 31, 2022 and 2021, there was $121 and $145, respectively, of recognized compensation related to stock options.

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

The following table shows our weighted average assumptions used in valuing stock options granted for the years ended December 31:

	2022	2021
Risk-Free Interest Rate	2.54%	0.00%

Expected Dividend Yield	0.00%	0.00%

Expected Life in Years	5.00	—

Expected Price Volatility	19.70%	0.00%

In addition to stock options, the Company also grants restricted stock awards to directors, certain officers and employees. The restricted shares awarded become fully vested after four years of continued employment or service from the date of grant. Restricted shares are forfeited if officers and employees terminate prior to the lapsing of restrictions.

The following table presents information about non-vested restricted stock awards outstanding for the year ended December 31, 2022:

	Restricted Stock Awards
	Number of shares	Weighted average grant date fair value
Balance at December 31, 2021	175,767	$9.50
Granted	104,352	9.31
Vested	(31,652)	10.17
Cancelled/Forfeited	—	—

Balance at December 31, 2022	248,467	$9.33

The aggregate intrinsic value of restricted stock awards vested in calendar years 2022 and 2021, was $310 and $332, respectively.

The weighted average fair value per share of restricted stock awards granted during the years ended December 31, was $9.31 in 2022 and $9.52 in 2021.

As of December 31, 2022, there was $1,196 of total unrecognized compensation related to non-vested restricted stock awards. This cost is expected to be recognized over a weighted average period of approximately 2.8 years.

For the year ended December 31, 2022 and 2021, there was $514 and $411, respectively, of recognized compensation related to restricted stock awards.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”). Under the ESPP, the Company is authorized to issue to an eligible employee shares of common stock. There are 358,911 shares authorized under the ESPP, which include authorized but unissued shares under the 2006 Amended ESPP. The ESPP will expire on March 16, 2026.

The ESPP is implemented by participation periods of not more than twenty-seven months each. The Board of Directors determines the commencement date and duration of each participation period. An eligible employee is one who has been continually employed for at least ninety (90) days prior to commencement of a participation period. Under the terms of the ESPP, employees can choose to have up to 10 percent of their compensation withheld to purchase the Company’s common stock each participation period. The purchase price of the stock is 85 percent  of the lower of the fair value on the last trading day before the Date of Participation or the fair value on the last trading day during the participation period. Approximately 40 percent of eligible employees are participating in the ESPP in the current participation period, which began November 24, 2022 and will end November 23, 2023.

Under the ESPP, at the annual stock purchase date of November 23, 2022, there were $116 in contributions, and 17,353 shares were purchased at a price of $6.68. For the year ended December 31, 2022 and 2021, there was $20 and $32, respectively, of recognized compensation related to ESPP issuances. Compensation cost is reported in salaries and employee benefits expense in the consolidated statements of income.

The total number of shares authorized, number of shares purchased and stock price have been adjusted to give retroactive effect to stock dividends and stock splits, including the 5% stock dividend declared on January 26, 2023, payable March 24, 2023, to shareholders of record as of February 28, 2023.

(16)	Profit Sharing Plan

The Bank maintains a profit sharing plan for the benefit of its employees. Employees who have completed 1,000 hours of service and are actively employed on the last day of the plan year are eligible. Under the terms of this plan, a portion of the Bank’s profits, as determined by the Board of Directors, will be set aside and maintained in a trust fund for the benefit of qualified employees. Contributions to the plan, included in salaries and employee benefits in the consolidated statements of income, were $2,387 and $2,037 in 2022 and 2021, respectively. The profit sharing plan also has a 401(k) feature that allows employees to contribute to the profit sharing plan, even if they are not eligible for a contribution from the Bank. An employee is eligible to make contributions through the 401(k) feature on the 1st of the month following 90 days of employment.

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

The following table sets forth the status of the Salary Continuation Plan and SERP as of December 31, 2022 and December 31, 2021:

	2022	2021
Change in benefit obligation
Benefit obligation at beginning of year	$6,581	$7,127
Service cost	278	312
Interest cost	175	168
Plan gain	(1,423)	(754)
Benefits paid	(272)	(272)
Benefit obligation at end of year	$5,339	$6,581

Change in plan assets
Employer contribution	$272	$272
Benefits paid	(272)	(272)
Fair value of plan assets at end of year	$—	$—

Reconciliation of funded status
Funded status	$(5,339)	$(6,581)
Unrecognized net plan loss	406	1,959
Unrecognized prior service cost	32	34
Net amount recognized	$(4,901)	$(4,588)

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability	$(5,339)	$(6,581)
Accumulated other comprehensive loss	438	1,993
Net amount recognized	$(4,901)	$(4,588)

The Company expects to recognize approximately $2 of the unrecognized net actuarial loss and prior service cost as a component of net periodic benefit cost in 2023.

	For the Year ended December 31,
	2022	2021
Components of net periodic benefit cost
Service cost	$278	$312
Interest cost	175	168
Amortization of prior service cost	2	2
Recognized actuarial loss	130	205
Net periodic benefit cost	585	687

Additional Information
Minimum benefit obligation at year end	$5,339	$6,581
Decrease increase in minimum liability included in other comprehensive loss	$(1,555)	$(961)

Assumptions used to determine benefit obligations at December 31	2022	2021
Discount rate used to determine net periodic benefit cost for years ended December 31	2.60%	2.30%

Discount rate used to determine benefit obligations at December 31	5.00%	2.60%

Future salary increases	5.75%	6.75%

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

Cash Flows

Contributions and Estimated Benefit Payments

For unfunded plans, contributions to the Salary Continuation Plan are the benefit payments made to participants. The Bank paid $272 in benefit payments during fiscal 2022. The following benefit payments, which reflect expected future service, are expected to be paid in future fiscal years:

Year ending December 31,	Pension Benefits
2023	$445
2024	445
2025	471
2026	320
2027	310
2028-2032	1,550

Disclosure of settlements and curtailments:

There were no events during fiscal 2022 that would constitute a curtailment or settlement.

DIRECTORS’ RETIREMENT PLAN

On July 19, 2001, the Company and the Bank approved an unfunded non-contributory defined benefit pension plan (“Directors’ Retirement Plan”) and related split dollar plan for the directors of the Bank.  The Directors’ Retirement Plan provides a retirement benefit equal to $1 per year of service as a director, up to a maximum benefit amount of $15.  The retirement benefit is payable for ten years following retirement at age 65.  Reduced retirement benefits are available after age 55 and ten years of service.

The following table sets forth the status of the Directors’ Retirement Plan as of December 31, 2022 and December 31, 2021:

	2022	2021
Change in benefit obligation
Benefit obligation at beginning of year	$710	$831
Service cost	—	—
Interest cost	14	10
Plan gain	(94)	(56)
Benefits paid	(70)	(75)
Benefit obligation at end of year	$560	$710

Change in plan assets
Employer contribution	$70	$75
Benefits paid	(70)	(75)
Fair value of plan assets at end of year	$—	$—

Reconciliation of funded status
Funded status	$(560)	$(710)
Unrecognized net plan gain	(76)	18
Net amount recognized	$(636)	$(692)

Amounts recognized in the statement of financial position consist of:
Accrued benefit liability	$(560)	$(710)
Accumulated other comprehensive (gain) loss	(76)	18
Net amount recognized	$(636)	$(692)

	For the Year Ended December 31,
	2022	2021
Components of net periodic benefit cost
Service cost	$—	$—
Interest cost	14	10
Recognized actuarial gain	—	—
Net periodic benefit cost	14	10

Additional Information
Minimum benefit obligation at year end	$560	$710
Decrease in minimum liability included in other comprehensive loss	$(94)	$(56)

Assumptions used to determine benefit obligations at December 31	2022	2021
Discount rate used to determine net periodic benefit cost for years ended December 31	2.10%	1.30%

Discount rate used to determine benefit obligations at December 31	4.60%	2.10%

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

Cash Flows

Contributions and Estimated Benefit Payments

For unfunded plans, contributions to the Directors’ Retirement Plan are the benefit payments made to participants. The Bank paid $70 in benefit payments during fiscal 2022. The following benefit payments, which reflect expected future service, are expected to be paid in future fiscal years:

Year ending December 31,	Pension Benefits
2023	$60
2024	60
2025	65
2026	60
2027	46
2028-2032	239

Disclosure of settlements and curtailments:

There were no events during fiscal 2022 that would constitute a curtailment or settlement.

EXECUTIVE ELECTIVE DEFERRED COMPENSATION PLAN — 2001 EXECUTIVE DEFERRAL PLAN

On July 19, 2001, the Bank approved a revised Executive Elective Deferred Compensation Plan (“2001 Executive Deferral Plan”) for certain officers to provide them the ability to make elective deferrals of compensation due to tax law limitations on benefit levels under qualified plans. Deferred amounts earn interest at an annual rate determined by the Bank’s Board. The 2001 Executive Deferral Plan is a non-qualified plan funded with Bank owned life insurance policies taken on the lives of the participating officers. During the year ended December 31, 2001, the Bank purchased insurance making a single-premium payment aggregating $1,125, which is reported in other assets on the Consolidated Balance Sheets. The Bank is the beneficiary and owner of the policies. The cash surrender value of the related insurance policies as of December 31, 2022 and 2021 totaled $2,820 and $2,749, respectively. The net decrease in accrued liability for the 2001 Executive Deferral Plan totaled $28 for each of the years ended December 31, 2022 and 2021. The net decrease was due to payments totaling $35 for each of the years ended December 31, 2022 and 2021, which was partially offset by interest accrued totaling $7 during each of the years ended December 31, 2022 and 2021. Interest expense for the 2001 Executive Deferral Plan totaled $7 for each of the years ended December 31, 2022 and 2021.

DIRECTOR ELECTIVE DEFERRED FEE PLAN — 2001 DIRECTOR DEFERRAL PLAN

On July 19, 2001, the Bank approved a Director Elective Deferred Fee Plan (“2001 Director Deferral Plan”) for directors to provide them the ability to make elective deferrals of director’s fees. Deferred amounts earn interest at an annual rate determined by the Bank’s Board. The 2001 Director Deferral Plan is a non-qualified plan funded with Bank owned life insurance policies taken on the lives of the participating directors. The Bank is the beneficiary and owner of the policies. The cash surrender value of the related insurance policies as of December 31, 2022 and 2021 totaled $157 and $153, respectively. The net decrease in accrued liability for the 2001 Director Deferral Plan totaled $4 for each of the years ended December 31, 2022 and 2021. The net decrease was due to payments totaling $5 for each of the years ended December 31, 2022 and 2021, which was partially offset by interest accrued totaling $1 for each of the years ended December 31, 2022 and 2021. Interest expense for the 2001 Director Deferral Plan totaled $1 for each of the years ended December 31, 2022 and 2021.

(18)	Income Taxes

The provision for income tax expense consisted of the following for the years ended December 31:

	2022	2021
Current:
Federal	$4,141	$2,553
State	2,328	1,687

	6,469	4,240
Deferred:
Federal	(599)	652
State	(88)	348

	(687)	1,000

	$5,782	$5,240

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2022 and 2021, consisted of:

	2022	2021
Deferred tax assets:
Allowance for loan losses	$4,580	$4,317
Deferred compensation	82	91
Retirement compensation	1,635	1,559
Stock option compensation	379	311
Postretirement benefits	107	578
Current state franchise taxes	490	322
Non-accrual interest	416	291
Sale-leaseback	2	26
Lease liability	1,590	1,667
Investment securities unrealized loss	19,419	1,115
Other	392	246

Deferred tax assets	29,092	10,523

Deferred tax liabilities:
Fixed assets depreciation	1,183	1,320
FHLB dividends	184	184
Tax credit – loss on pass-through	422	400
Deferred loan costs	1,024	1,010
Mortgage servicing rights	378	288
Right of Use Asset	1,450	1,519
Other	276	147

Total deferred tax liabilities	4,917	4,868

Net deferred tax assets (see Note 7)	$24,175	$5,655

Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets are deductible, management believed it is more-likely-than-not the Company will realize the benefits of these deductible differences.

At December 31, 2022, the Company had no state net operating loss carry forwards and no federal tax credit carry forwards.

A reconciliation of income taxes computed at the federal statutory rate and the provision for income taxes for the years ended December 31, is as follows:

	2022	2021
Federal statutory income tax rate	21.0%	21.0%

Increase (decrease) in tax rate due to:
State franchise tax, net of federal benefit	8.2%	8.3%
Reduction for tax exempt interest	(1.7)%	(1.6)%
Cash surrender value of life insurance	(1.0)%	(0.5)%
Other	0.2%	(0.2)%

Effective income tax rate	26.7%	27.0%

Accounting for Uncertainty in Income Taxes

The Company had no unrecognized tax benefits for the years ended December 31, 2022 and 2021.  The Company recognized no changes in unrecognized tax benefits during 2022 and 2021, due to the expiration of a statute of limitations.  The Company had no significant uncertain tax positions as of December 31, 2022 and December 31, 2021.  The Company does not currently anticipate any significant increase or decrease in unrecognized tax benefits during 2023.

The Company classifies interest and penalties as a component of the provision for income taxes. At December 31, 2022, there were no unrecognized interest and penalties. The tax years ended December 31, 2021, 2020, and 2019 remain subject to examination by the Internal Revenue Service. The tax years ended December 31, 2021, 2020, 2019, and 2018 remain subject to examination by the California Franchise Tax Board. The deductibility of these tax positions will be determined through examination by the appropriate tax authorities or the expiration of the tax statute of limitations.

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits net operating loss carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows net operating losses incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company has evaluated the impact of the CARES Act and determined that none of the changes would result in a material income tax benefit to the Company.

On December 27, 2020, the Consolidated Appropriations Act, 2021 was signed into law and extends several provisions of the CARES Act. As of December 31, 2022, the Company has determined that neither this Act nor changes to income tax laws or regulations in other jurisdictions have a significant impact on our effective tax rate.

(19)	Accumulated Other Comprehensive Income/(Loss)

The following table details activity in accumulated other comprehensive income/(loss) for the year ended December 31, 2022.

	Unrealized Gains (Losses) on Securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of December 31, 2021	$(2,764)	$(1,420)	$(13)	$(4,197)
Current period other comprehensive income (loss), net of tax	(43,509)	1,112	66	(42,331)
Balance as of December 31, 2022	$(46,273)	$(308)	$53	$(46,528)

The following table details activity in accumulated other comprehensive income/(loss) for the year ended December 31, 2021.

	Unrealized Gains (Losses) on Securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of December 31, 2020	$7,196	$(2,105)	$(53)	$5,038
Current period other comprehensive income (loss), net of tax	(9,960)	685	40	(9,235)
Balance as of December 31, 2021	$(2,764)	$(1,420)	$(13)	$(4,197)

(20)	Supplemental Consolidated Statements of Cash Flows Information

Supplemental disclosures to the Consolidated Statements of Cash Flows for the years ended December 31, are as follows:

	2022	2021
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$1,135	$929
Income taxes	4,660	4,770

Supplemental disclosure of non-cash investing and financing activities:
Stock dividend distributed	6,992	6,636
Fair value adjustment of securities available for sale, net of tax of $(18,304) and (4,018) for the years ended December 31, 2022 and 2021, respectively	(43,509)	(9,960)
Loans held-for-sale transferred to loans held-for-investment	—	1,765
Recognition of right-of-use assets obtained in exchange for operating lease liabilities	869	285
Market value of shares tendered in-lieu of cash to pay for exercise of options	65	32

(21)	Parent Company Financial Information

This information should be read in conjunction with the other notes to the consolidated financial statements. The following presents summary balance sheets and summary statements of income and cash flows information for the years ended December 31:

Balance Sheets	2022	2021
Assets
Cash	$1,034	$671
Investment in wholly-owned subsidiary	124,006	150,240

Total assets	$125,040	$150,911
Liabilities and stockholders’ equity
Liabilities	—	—
Stockholders’ equity	125,040	150,911

Total liabilities and stockholders’ equity	$125,040	$150,911

Statements of Income	2022	2021
Dividends from subsidiary	$—	$1,500
Other operating expenses	(303)	(257)
Income tax benefit	90	76
(Loss) income before undistributed earnings of subsidiary	(213)	1,319
Equity in undistributed earnings of subsidiary	16,097	12,867

Net income	$15,884	$14,186

Statements of Cash Flows	2022	2021
Net income	$15,884	$14,186
Adjustments to reconcile net income to net cash provided by operating activities
Stock-based compensation	655	588
Equity in undistributed earnings of subsidiary	(16,097)	(12,867)

Net cash provided by operating activities	442	1,907

Cash flows from financing activities:
Common stock issued	116	97
Stock repurchases	(187)	(5,374)
Cash dividends paid in lieu of fractional shares	(8)	(8)

Net cash provided by financing activities	(79)	(5,285)

Net change in cash	363	(3,378)

Cash at beginning of year	671	4,049

Cash at end of year	$1,034	$671

(22)	Related Party Transactions

The Bank, in the ordinary course of business, has loan and deposit transactions with directors and executive officers. In management’s opinion, these transactions were on substantially the same terms as comparable transactions with other customers of the Bank. The amount of such deposits totaled approximately $5,740 and $8,672 at December 31, 2022 and 2021, respectively.

The following is an analysis of the activity of loans to executive officers and directors for the years ended December 31:

	2022	2021
Outstanding balance, beginning of year	$3,352	$3,964
Credit granted	1,660	923
Repayments / Reductions	(2,429)	(1,535)

Outstanding balance, end of year	$2,583	$3,352

(23)	Subsequent Events

On November 5, 2022, the Bank entered into a Purchase and Assumption Agreement (the “Purchase Agreement”) with Columbia State Bank, a Washington state-chartered commercial bank (“Columbia”) and a wholly-owned subsidiary of Columbia Banking System, Inc., to acquire three branches of Columbia located in the California towns of Colusa, Orland and Willows.

On January 20, 2023 the Company completed the acquisition of these branches.  This acquisition enabled the Company to extend its existing footprint.  Pursuant to the Purchase Agreement, the Bank acquired these branches for consideration in an amount equal to 3.15% of the average daily closing balance of  the deposits for the period commencing thirty calendar days prior to the closing date and concluding on the date preceding the closing date plus the net book values of certain assets of Columbia and accrued interest and fees with respect to the acquired loans.  At the closing of the acquisition, and subject to the terms of the Purchase Agreement, the Bank assumed the deposit liabilities related to certain accounts. The aggregate deposits assumed totaled approximately $116 million, and the aggregate principal balance of the loans acquired totaled approximately $4 million.

Given the close proximity between the transaction closing date and the Company’s Annual Report on Form 10-K, the preliminary purchase price allocation has not yet been completed. Management expects to complete the initial accounting for the acquisition, including the estimated fair values, later in the first quarter of 2023. As a result, the estimated fair values of the assets acquired and liabilities assumed, the valuation techniques and inputs used to measure and develop the fair values and any goodwill recorded will be disclosed in the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2023.

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

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information called for by this item with respect to director and executive officer information is incorporated by reference herein from the sections of the Company’s proxy statement for its 2023 Annual Meeting of Shareholders entitled “Executive Officers,” “Security Ownership of Certain Beneficial Owners and Management,” “Executive Compensation” “Report of Audit Committee,” and “Nomination and Election of Directors.”  Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act.  To the extent disclosure for delinquent reports is being made, it can be found in, and is incorporated herein by reference to, the section of the Company’s proxy statement for its 2023 Annual Meeting of Shareholders entitled “Delinquent Section 16(a) Reports”.

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

ITEM 11 - EXECUTIVE COMPENSATION

The information called for by this item is incorporated by reference herein from the sections of the Company’s proxy statement for its 2023 Annual Meeting of Shareholders entitled “Nomination and Election of Directors,” “Transactions with Related Persons,” “Director Compensation,” and “Executive Compensation.”

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning ownership of the equity stock of the Company by certain beneficial owners and management is incorporated herein by reference from the sections of the Company’s proxy statement for the 2023 Annual Meeting of Shareholders entitled “Security Ownership of Certain Beneficial Owners and Management” and “Nomination and Election of Directors.”

Stock Purchase Equity Compensation Plan Information

The following table shows the Company’s equity compensation plans approved by security holders.  The table also indicates the number of securities to be issued upon exercise of outstanding options, weighted-average exercise price of outstanding options, non-vested restricted stock and the number of securities remaining available for future issuance under the Company’s equity compensation plans as of December 31, 2022.  All amounts have been adjusted to give retroactive effect to stock dividends and stock splits, including the 5% stock dividend declared on January 26, 2023, payable on March 24, 2023 to shareholders of record as of February 28, 2023.  The plans included in this table are the Company’s 2006 Stock Incentive Plan and 2016 Stock Incentive Plan.  See “Stock Compensation Plans” in Note 15 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities to be issued upon vesting of restricted stock	Weighted- average grant date fair value of restricted stock	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	684,868	$8.41	248,467	$9.33	499,386
Equity compensation plans not approved by security holders	—	—	—	—	—
Total	684,868	$8.41	248,467	$9.33	499,386

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by this item is incorporated herein by reference from the sections of the Company’s proxy statement for its 2023 Annual Meeting of Shareholders entitled “Director Independence” and “Transactions with Related Persons.”

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this item is incorporated herein by reference from the section of the Company’s proxy statement for its 2023 Annual Meeting of Shareholders entitled “Audit and Non-Audit Fees.”

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

10.26
Amended and Restated Executive Deferral Plan of First Northern Bank effective July 20, 2017 – incorporated herein by reference to Exhibit 10.26 of the Company’s Quarterly Report on Form 10-Q for the quarter-ended September 30, 2017*

10.27
Executive Retirement/Retention Participation Agreement for Joe Danelson, Executive Vice President and Chief Credit Officer – incorporated herein by reference to Exhibit 10.27 of the Company’s Quarterly Report on Form 10-Q for the quarter-ended September 30, 2017*

10.28
Executive Retirement/Retention Participation Agreement for Jeremiah Z. Smith, Senior Executive Vice President and Chief Financial Officer & Chief Operating Officer – incorporated herein by reference to Exhibit 10.28 of the Company’s Quarterly Report on Form 10-Q for the quarter-ended September 30, 2017*

10.29
Form of Supplemental Executive Retirement Plan Agreement between First Northern Bank of Dixon and Jeremiah Z. Smith, Senior Executive Vice President and Chief Operating Officer – incorporated herein by reference to Exhibit 10.29 of the Company’s Quarterly Report on Form 10-Q for the quarter-ended March 31, 2018*

10.30
Form of Supplemental Executive Retirement Plan Agreement between First Northern Bank of Dixon and Kevin Spink, Executive Vice President and Chief Financial Officer.– incorporated herein by reference to Exhibit 10.30 of the Company’s Quarterly Report on Form 10-Q for the quarter-ended March 31, 2018*

10.31
Change of Control Agreement between First Northern Bank of Dixon and Joe Danelson, Executive Vice President and Chief Credit Officer.– incorporated herein by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q for the quarter-ended March 31, 2018*

10.32
Change of Control Agreement between First Northern Bank of Dixon and Jeffrey Adamski, Executive Vice President and Senior Loan Officer.– incorporated herein by reference to Exhibit 10.32 of the Company’s Quarterly Report on Form 10-Q for the quarter-ended March 31, 2018*

10.33
Executive Retirement/Retention Participation Agreement for Jeffrey Adamski, Executive Vice President and Senior Loan Officer.– incorporated herein by reference to Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q for the quarter-ended March 31, 2018*

10.34
Amended Form of Salary Continuation Agreement between First Northern Bank of Dixon and Bruce Orris, Executive Vice President and Chief Information Officer.– incorporated herein by reference to Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q for the quarter-ended March 31, 2018*

10.35
Change of Control Agreement between First Northern Bank of Dixon and Denise Burris, Executive Vice President and Chief Information Officer - incorporated herein by reference to Exhibit 10.36 of the Company’s Quarterly Report on Form 10-Q for the quarter-ended June 30, 2021*

10.36
Executive Retirement/Retention Participation Agreement for Denise Burris, Executive Vice President and Chief Information Officer - incorporated herein by reference to Exhibit 10.37 of the Company’s Quarterly Report on Form 10-Q for the quarter-ended June 30, 2021*

10.37
Employment Agreement for Jeremiah Z. Smith, President and Chief Executive Officer entered into between First Northern Bank of Dixon and Mr. Smith as of January 1, 2023 - incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K/A dated December 26, 2022*

10.38
First Amendment to Executive Retirement/Retention Participation Agreement for Jeremiah Z. Smith, President and Chief Executive Officer, effective January 1, 2023 - incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K/A dated December 26, 2022*

10.39
First Amendment to the Participation Agreement of the Supplemental Executive Retirement Plan for Jeremiah Z. Smith, President and Chief Executive Officer, effective January 1, 2023 - incorporated herein by reference to Exhibit 10.3 of the Company’s Form 8-K/A dated December 26, 2022*

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

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Registrant’s Annual Report on Form 10-K for the twelve months ended December 31, 2022, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

ITEM 16 – FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2023.

FIRST NORTHERN COMMUNITY BANCORP

By:	/s/ Jeremiah Z. Smith

Jeremiah Z. Smith
President/Chief Executive Officer/Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeremiah Z. Smith	President/Chief Executive Officer/Director	March 10, 2023
Jeremiah Z. Smith	(Principal Executive Officer)

/s/ Kevin Spink	Executive Vice President/Chief Financial Officer	March 10, 2023
Kevin Spink	(Principal Financial Officer and Principal Accounting Officer)

/s/ PATRICK R. BRADY	Director and Chairman of the Board	March 10, 2023
Patrick R. Brady

/s/ JOHN M. CARBAHAL	Director and Vice Chairman of the Board	March 10, 2023
John M. Carbahal

/s/ GREGORY DUPRATT	Director	March 10, 2023
Gregory DuPratt

/s/ BARBARA HAYES	Director	March 10, 2023
Barbara Hayes

/s/ RICHARD M. MARTINEZ	Director	March 10, 2023
Richard M. Martinez

/s/ FOY S. MCNAUGHTON	Director	March 10, 2023
Foy S. McNaughton

/s/ SEAN P. QUINN	Director	March 10, 2023
Sean P. Quinn

/s/ DANIEL F. RAMOS	Director	March 10, 2023
Daniel F. Ramos

/s/ MARK C. SCHULZE	Director	March 10, 2023
Mark C. Schulze

/s/ LOUISE A. WALKER	Director	March 10, 2023
Louise A. Walker