Form 10-Q
period 2023-03-31
FIRST NORTHERN COMMUNITY BANCORP
filed 2023-05-12
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2023

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

The number of shares of Common Stock outstanding as of May 8, 2023 was 14,735,407.

FIRST NORTHERN COMMUNITY BANCORP

Index
PART I – FINANCIAL INFORMATION

FIRST NORTHERN COMMUNITY BANCORP

ITEM I.    – FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)	March 31, 2023	December 31, 2022

Assets

Cash and cash equivalents	$206,110	$187,417
Certificates of deposit	21,695	20,948
Investment securities – available-for-sale	623,795	618,092
Loans, net of allowance for credit losses of $15,484 at March 31, 2023 and $14,792 at December 31, 2022	974,215	970,138
Loans held-for-sale	415	—
Stock in Federal Home Loan Bank and other equity securities, at cost	9,440	9,440
Premises and equipment, net	9,798	6,122
Core deposit intangible	4,819	—
Interest receivable and other assets	53,004	59,204

Total Assets	$1,903,291	$1,871,361

Liabilities and Stockholders’ Equity

Liabilities:

Demand deposits	$775,522	$775,173
Interest-bearing transaction deposits	442,863	448,039
Savings and MMDA’s	472,683	459,307
Time, $250,000 or less	47,583	35,115
Time, over $250,000	12,424	9,240
Total deposits	1,751,075	1,726,874

Interest payable and other liabilities	16,431	19,447

Total Liabilities	1,767,506	1,746,321

Commitments and contingencies (Note 7)

Stockholders’ Equity:
Common stock, no par value; 16,000,000 shares authorized; 14,735,607 shares issued and outstanding at March 31, 2023 and 14,652,584 shares issued and outstanding at December 31, 2022	116,561	116,099
Additional paid-in capital	977	977
Retained earnings	58,762	54,492
Accumulated other comprehensive loss, net	(40,515)	(46,528)
Total Stockholders’ Equity	135,785	125,040

Total Liabilities and Stockholders’ Equity	$1,903,291	$1,871,361

See notes to unaudited condensed consolidated financial statements.

Index
FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)	Three months ended March 31, 2023	Three months ended March 31, 2022
Interest and dividend income:
Loans	$11,377	$9,657
Due from banks interest bearing accounts	2,400	166
Investment securities
Taxable	2,683	1,728
Non-taxable	273	178
Other earning assets	178	118
Total interest and dividend income	16,911	11,847
Interest expense:
Deposits	930	209
Total interest expense	930	209
Net interest income	15,981	11,638
Provision for credit losses	—	300
Net interest income after provision for credit losses	15,981	11,338
Non-interest income:
Service charges on deposit accounts	412	443
Gains on sales of loans held-for-sale	18	68
Investment and brokerage services income	121	161
Mortgage brokerage income	10	—
Loan servicing income	64	384
Debit card income	654	623
Gains on sales/calls of available-for-sale securities	2	—
Gain on bargain purchase	1,405	—
Other income	187	239
Total non-interest income	2,873	1,918
Non-interest expenses:
Salaries and employee benefits	6,805	5,683
Occupancy and equipment	1,017	866
Data processing	1,019	839
Stationery and supplies	100	64
Advertising	146	103
Directors’ fees	66	63
Amortization of core deposit intangible	151	—
Other expense	1,980	1,484
Total non-interest expenses	11,284	9,102
Income before provision for income taxes	7,570	4,154
Provision for income taxes	2,081	1,113

Net income	$5,489	$3,041

Basic earnings per common share	$0.38	$0.21
Diluted earnings per common share	$0.38	$0.21

See notes to unaudited condensed consolidated financial statements.

Index
FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/LOSS (UNAUDITED)

(in thousands)	Three months ended March 31, 2023	Three months ended March 31, 2022
Net income	$5,489	$3,041
Other comprehensive gains (losses), net of tax:
Unrealized holding gains (losses) on securities:
Unrealized holding gains (losses) arising during the period, net of tax effect of $2,522 and $(8,054) for the three-month periods ended March 31, 2023 and March 31, 2022, respectively	6,014	(19,963)
Less: reclassification adjustment due to gains realized on sales of securities, net of tax effect of $(1) and $0 for the three-month periods ended March 31, 2023 and March 31, 2022, respectively	(1)	—
Other comprehensive income (loss)	$6,013	$(19,963)
Comprehensive income (loss)	$11,502	$(16,922)

See notes to unaudited condensed consolidated financial statements.

Index
FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Earnings	Income (Loss)	Total

Balance at December 31, 2021	13,848,904	$109,793	$977	$44,338	$(4,197)	$150,911
Net income				3,041		3,041
Other comprehensive loss, net of tax					(19,963)	(19,963)
Stock dividend adjustment	3,276	366		(366)		—
Cash in lieu of fractional shares	(161)			(8)		(8)
Stock-based compensation		164				164
Common shares issued related to restricted stock grants	67,596	—				—
Stock options exercised, net of swapped shares	11,615	—				—
Stock repurchase and retirement	(1,401)	(15)				(15)
Balance at March 31, 2022	13,929,829	$110,308	$977	$47,005	$(24,160)	$134,130

Balance at December 31, 2022	14,652,584	$116,099	$977	$54,492	$(46,528)	$125,040
Cumulative change from adoption of ASU 2016-13 on January 1, 2023				(916)		(916)
Balance at January 1, 2023 (as adjusted for change in accounting principal)	14,652,584	116,099	977	53,576	(46,528)	124,124
Net income				5,489		5,489
Other comprehensive income, net of tax					6,013	6,013
Stock dividend adjustment	3,525	296		(296)		—
Cash in lieu of fractional shares	(164)			(7)		(7)
Stock-based compensation		192				192
Common shares issued related to restricted stock grants	72,242	—				—
Stock options exercised, net of swapped shares	11,000	—				—
Stock repurchase and retirement	(3,580)	(26)				(26)
Balance at March 31, 2023	14,735,607	$116,561	$977	$58,762	$(40,515)	$135,785

See notes to unaudited condensed consolidated financial statements.

Index
FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	(in thousands)
	Three months ended March 31, 2023	Three months ended March 31, 2022
Cash Flows From Operating Activities
Net income	$5,489	$3,041
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	230	192
Accretion and amortization of investment securities premiums and discounts, net	612	1,292
Valuation adjustment on mortgage servicing rights	—	(276)
Increase (decrease) in deferred loan origination fees and costs, net	424	(801)
Amortization of core deposit intangible	151	—
Provision for credit losses	—	300
Stock-based compensation	192	164
Gain on sales/calls of available-for-sale securities	(2)	—
Amortization of operating lease right-of-use asset	268	279
Gain on sales of loans held-for-sale	(18)	(68)
Proceeds from sales of loans held-for-sale	420	6,499
Originations of loans held-for-sale	(817)	(5,718)
Gain on bargain purchase	(1,405)	—
Changes in assets and liabilities:
Decrease in interest receivable and other assets	2,755	129
Net decrease in interest payable and other liabilities	(3,263)	(3,038)
Net cash provided by operating activities	5,036	1,995

Cash Flows From Investing Activities
Proceeds from calls or maturities of available-for-sale securities	8,750	5,590
Proceeds from sales of available-for-sale securities	7,201	—
Principal repayments on available-for-sale securities	17,317	27,822
Purchase of available-for-sale securities	(31,047)	(75,663)
Proceeds from maturities of certificates of deposit	980	2,453
Purchase of certificates of deposit	(1,727)	(248)
Net increase in loans	(495)	(20,787)
Purchases of premises and equipment	(285)	(12)
Cash and cash equivalents acquired in acquisition	103,425	—
Net cash provided by (used in) investing activities	104,119	(60,845)

Cash Flows From Financing Activities
Net decrease in deposits	(90,429)	(12,306)
Cash dividends paid in lieu of fractional shares	(7)	(8)
Repurchases and retirements of common stock	(26)	(15)
Net cash provided by (used in) financing activities	(90,462)	(12,329)

Net increase (decrease) in Cash and Cash Equivalents	18,693	(71,179)
Cash and Cash Equivalents, beginning of period	187,417	345,929
Cash and Cash Equivalents, end of period	$206,110	$274,750

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$870	$192
Supplemental disclosures of non-cash investing and financing activities:
Stock dividend distributed	5,652	6,992
Unrealized holding gains (losses) on available for sale securities, net of taxes	6,013	(19,963)
Market value of shares tendered in-lieu of cash to pay for exercise of options	81	65
Recognition of right-of-use assets obtained in exchange for operating lease liabilities	245	707
Non-cash assets acquired (liabilities assumed) in acquisition:
Total assets acquired	12,612	—
Total liabilities assumed	(115,916)	—

See notes to unaudited condensed consolidated financial statements.

Index
FIRST NORTHERN COMMUNITY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of First Northern Community Bancorp (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Articles 9 and 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  The results of operations for any interim period are not necessarily indicative of results expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenue and expense during the reporting period.  Actual results could differ from those estimates.  All material intercompany balances and transactions have been eliminated in consolidation.

2.	ACCOUNTING POLICIES

The most significant accounting policies followed by the Company are presented in Note 1 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

The following accounting policies were updated from those disclosed in the Form 10-K for the year ended December 31, 2022 and were effective as of January 1, 2023.

Allowance for Credit Losses – Available-For-Sale Securities
For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For debt securities available-for-sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable on available-for-sale debt securities is excluded from the estimate of credit losses.

Allowance for Credit Losses – Loans
The allowance for credit losses (ACL) is a valuation account that is deducted from the loan’s amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the recorded loan balance is confirmed as uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

Index
Management estimates the ACL using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. In determining the ACL, accruing loans with similar risk characteristics are generally evaluated collectively. To estimate expected losses the Company generally utilizes historical loss trends and the remaining contractual lives of the loan portfolios to determine estimated credit losses through a reasonable and supportable forecast period. Individual loan credit quality indicators including historical credit losses have been statistically correlated with various econometrics, including California unemployment rate, and California gross domestic product. Model forecasts may be adjusted for inherent limitations or biases that have been identified through independent validation and back-testing of model performance to actual realized results. The Company utilized a reasonable and supportable forecast period of approximately eight quarters and obtained the forecast data from Moody’s Analytics. The Company also considered the impact of portfolio concentrations, changes in underwriting practices, imprecision in its economic forecasts, and other risk factors that might influence its loss estimation process.

Loans that do not share similar risk characteristics are individually evaluated by management for potential impairment. Included in loans individually evaluated are collateral dependent loans. A loan is considered to be collateral dependent when repayment is expected to be provided substantially through the operation or sale of the collateral. Collateral dependent loans are considered to have unique risk characteristics and are individually evaluated. The ACL on collateral dependent loans is measured using the fair value of the underlying collateral, adjusted for costs to sell when applicable, less the amortized cost basis of the financial asset. If the value of underlying collateral is determined to be less than the recorded amount of the loan, a charge-off will be taken.

The ACL is measured on a collective (pool) basis when similar risk characteristics exist. The Company has identified the following portfolio segments to evaluate and measure the ACL:

Commercial:
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

Commercial Real Estate:
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

Agriculture:
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

Index
Residential mortgage loans:  Residential mortgage loans, which are secured by real estate, are primarily susceptible to four risks; non-payment due to diminished or lost income, over-extension of credit, a lack of borrower’s cash flow to sustain payments, and shortfalls in collateral value.  In general, non-payment is usually due to loss of employment and follows general economic trends in the economy, particularly the upward movement in the unemployment rate, loss of collateral value, and demand shifts.

Residential construction loans:  Construction loans, whether owner-occupied or non-owner occupied residential development loans, are not only susceptible to the risks related to residential mortgage loans, but the added risks of construction, including cost over-runs, mismanagement of the project, or lack of demand and market changes experienced at time of completion.  Losses are primarily related to underlying collateral value and changes therein as described above.  Problem construction loans are generally identified by periodic review of financial information that may include financial statements, tax returns and payment history of the borrower.  Based on this information, the Company may decide to take any of several courses of action, including demand for repayment, requiring the borrower to provide a significant principal payment and/or additional collateral or requiring similar support from guarantors, or repossession or foreclosure of the underlying collateral.  Collateral values may be determined by appraisals obtained through Bank-approved, licensed appraisers, qualified independent third parties, purchase invoices, or other appropriate documentation.

Consumer:
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

Unfunded commitments: The estimated credit losses associated with these unfunded lending commitments is calculated using the same models and methodologies noted above and incorporate utilization assumptions at time of default. The reserve for unfunded commitments is maintained on the condensed consolidated balance sheet in other liabilities.

Accrued interest receivable on loans is not included in the calculation of the allowance for credit losses.

Business Combinations
The Company accounts for acquisitions of businesses using the acquisition method of accounting. Under the acquisition method, assets acquired and liabilities assumed are recorded at their estimated fair values at the date of acquisition. Management utilizes various valuation techniques including discounted cash flow analyses to determine these fair values. Any excess of the purchase price consideration over the fair value of acquired assets, including identifiable intangible assets, and liabilities assumed is recorded as goodwill and any deficit is recognized as a bargain purchase gain.

Goodwill and intangible assets acquired in a business combination and that are determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exist that indicate the necessity for such impairment tests to be performed. The Company has no goodwill arising from business combinations. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Core deposit intangible assets arising from business combinations are amortized on an accelerated basis reflecting the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. The estimated life of the core deposit intangible is approximately 10 years.

Accounting Standards Adopted in 2023

On January 1, 2023, the Company adopted ASU 2016-03 Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized costs, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in certain leases. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities, based on management’s intent to sell the security or likelihood the Company will be required to sell the security, before recovery of the amortized cost basis.

Upon adoption of ASU 2016-13, the Company made the accounting policy election to not measure an estimate of credit losses on accrued interest receivable as the Company writes off any uncollectible accrued interest receivable in a timely manner.

Results for the reporting periods beginning January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. Upon adoption of CECL, the Company recognized an increase in the ACL for loans and reserve for unfunded commitments totaling $1,300,000 as a cumulative effect adjustment from change in accounting policies, with a corresponding decrease in retained earnings of $916,000, net of deferred taxes of $384,000.

Index
On January 1, 2023, the Company adopted ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.  These amendments eliminate the TDR recognition and measurement guidance and, instead, require that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. The amendments also enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty.  For public business entities, these amendments require that an entity disclose current-period gross writeoffs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20.  Results for the reporting periods beginning January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP.

Recently Issued Accounting Pronouncements

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

The amortized cost, unrealized gains and losses and estimated fair values of investments in debt and other securities at March 31, 2023 are summarized as follows:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value

Investment securities available-for-sale:
U.S. Treasury securities	$116,448	$31	$(4,599)	$111,880
Securities of U.S. government agencies and corporations	121,863	16	(8,380)	113,499
Obligations of states and political subdivisions	58,858	184	(4,419)	54,623
Collateralized mortgage obligations	118,431	3	(17,691)	100,743
Mortgage-backed securities	265,353	67	(22,370)	243,050
Total debt securities	$680,953	$301	$(57,459)	$623,795

The Company had no allowance for credit losses on available-for-sale securities as of March 31, 2023.

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

Amortized cost and fair value exclude accrued interest receivable of $2,119,000 and $2,151,000 at March 31, 2023 and December 31, 2022, respectively, which is included in interest receivable and other assets in the consolidated statements of condition.

The Company had $7,201,000 and $0 proceeds from sales of available-for-sale securities for the three months ended March 31, 2023 and March 31, 2022, respectively.  Gross realized gains on sales/calls of available-for-sale securities were $58,000 and $0 for the three months ended March 31, 2023 and March 31, 2022, respectively.  Gross realized losses on sales of available-for-sale securities were $56,000 and $0 for the three months ended March 31, 2023 and March 31, 2022, respectively.

The amortized cost and estimated fair value of debt and other securities at March 31, 2023, by contractual maturity, are shown in the following table:

(in thousands)	Amortized cost	Estimated fair value

Maturity in years:
Due in one year or less	$61,211	$60,021
Due after one year through five years	174,052	163,665
Due after five years through ten years	31,938	29,358
Due after ten years	29,968	26,958
Subtotal	297,169	280,002
MBS & CMO	383,784	343,793
Total	$680,953	$623,795

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  In addition, factors such as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities.

Index
An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of March 31, 2023, follows:

	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

U.S. Treasury securities	$29,470	$(427)	$75,554	$(4,172)	$105,024	$(4,599)
Securities of U.S. government agencies and corporations	24,970	(460)	85,102	(7,920)	110,072	(8,380)
Obligations of states and political subdivisions	10,994	(216)	29,773	(4,203)	40,767	(4,419)
Collateralized mortgage obligations	13,424	(190)	86,644	(17,501)	100,068	(17,691)
Mortgage-backed securities	58,152	(1,999)	178,961	(20,371)	237,113	(22,370)
Total	$137,010	$(3,292)	$456,034	$(54,167)	$593,044	$(57,459)

One hundred fifty-eight securities, all considered investment grade, which had an aggregate fair value of $137,010,000 and a total unrealized loss of $3,292,000, have been in an unrealized loss position for less than twelve months as of March 31, 2023. Three hundred ninety-nine securities, all considered investment grade, which had an aggregate fair value of $456,034,000 and a total unrealized loss of $54,167,000, have been in an unrealized loss position for more than twelve months as of March 31, 2023.  The unrealized losses on the Company’s investment securities were caused by market conditions for these types of investments, particularly changes in risk-free interest rates.  The decline in fair value is attributable to changes in interest rates and not credit quality and the Company does not intend to sell the securities.  The Company has concluded it is not more likely than not that the Company will be required to sell these securities prior to recovery of their anticipated cost basis. Therefore, as of March 31, 2023, the Company has not recorded an allowance for credit losses on these securities and the unrecognized or unrealized losses on these securities have not been recognized into income.

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

Investment securities carried at $41,552,000 and $44,319,000 at March 31, 2023 and December 31, 2022, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

Index
4.	LOANS AND ALLOWANCE FOR CREDIT LOSSES

The composition of the Company’s loan portfolio, by loan class, as of March 31, 2023 and December 31, 2022 was as follows:

($ in thousands)	March 31, 2023	December 31, 2022

Commercial	$103,290	$106,771
Commercial Real Estate	661,545	645,166
Agriculture	103,364	114,040
Residential Mortgage	93,339	92,669
Residential Construction	12,551	10,167
Consumer	15,204	15,287
	989,293	984,100
Allowance for credit losses	(15,484)	(14,792)
Net deferred origination fees and costs	406	830
Loans, net	$974,215	$970,138

At March 31, 2023 and December 31, 2022, all loans were pledged under a blanket collateral lien to secure actual and potential borrowings from the Federal Home Loan Bank (“FHLB”).

Allowance for Credit Losses (ACL)

The following table summarizes the activity in the ACL on loans by loan class for the three months ended March 31, 2023.

Three months ended March 31, 2023
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2022, prior to adoption of ASC 326	$1,463	$10,073	$1,757	$880	$178	$173	$268	$14,792
Impact of adopting ASC 326	623	(464)	(671)	834	200	201	77	800
Balance as of January 1, 2023, post adoption of ASC 326	2,086	9,609	1,086	1,714	378	374	345	15,592
Provision for credit losses	(232)	(454)	(213)	(33)	39	(8)	901	—

Charge-offs	(127)	—	—	(3)	—	(1)	—	(131)
Recoveries	23	—	—	—	—	—	—	23
Net (charge-offs)/recoveries	(104)	—	—	(3)	—	(1)	—	(108)
Balance as of March 31, 2023	$1,750	$9,155	$873	$1,678	$417	$365	$1,246	$15,484

During the quarter ended March 31, 2023, the levels of forecasted California unemployment remained relatively stable and forecasted gross domestic product improved slightly from the prior quarter. Those factors, in conjunction with a stable portfolio level, were the primary reason for no provision for loan loss recorded for the quarter ended March 31, 2023.  Management believes that the allowance for credit losses at March 31, 2023 appropriately reflected expected credit losses in the loan portfolio at that date.

Index
The following table summarizes the activity in the ACL by loan class for the three months ended March 31, 2022:

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

Collateral-Dependent Loans

In accordance with ASC 326, a loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. All loans individually analyzed were collateral-dependent loans as of March 31, 2023 and December 31, 2022.  The following table presents the amortized cost basis of collateral-dependent loans by class, which are individually evaluated to determine expected credit losses, and the related ACL allocated to these loans as of March 31, 2023 and December 31, 2022:

March 31, 2023
($ in thousands)	Secured by 1-4 Family Residential Properties-1st lien	Secured by 1-4 Family Residential Properties-revolving	Secured by farmland	Agriculture production loans	Total
Commercial	$—	$—	$—	$—	$—
Commercial Real Estate	—	—	—	—	—
Agriculture	—	—	1,148	6,268	7,416
Residential Mortgage	119	—	—	—	119
Residential Construction	—	—	—	—	—
Consumer	—	620	—	—	620
Total	$119	$620	$1,148	$6,268	$8,155

December 31, 2022
($ in thousands)	Secured by 1-4 Family Residential Properties-1st lien	Secured by 1-4 Family Residential Properties-revolving	Secured by farmland	Agriculture production loans	Total
Commercial	$—	$—	$—	$—	$—
Commercial Real Estate	—	—	—	—	—
Agriculture	—	—	1,148	6,268	7,416
Residential Mortgage	123	—	—	—	123
Residential Construction	—	—	—	—	—
Consumer	—	637	—	—	637
Total	$123	$637	$1,148	$6,268	$8,176

Foreclosure Proceedings

The Company had one consumer loan totaling $0.4 million secured by residential real estate property that was in the process of foreclosure at March 31, 2023.  The Company had no consumer loans secured by residential real estate property that were in the process of foreclosure at December 31, 2022.

Index
Non-accrual and Past Due Loans

The Company’s loans by delinquency and non-accrual status, as of March 31, 2023 and December 31, 2022, was as follows:

($ in thousands)	30-59 days Past Due & Accruing	60-89 days Past Due & Accruing	90 days or More Past Due & Accruing	Nonaccrual Loans	Total Past Due & Nonaccrual Loans	Current & Accruing Loans	Total Loans	Nonaccrual loans with No ACL
March 31, 2023
Commercial	$747	$49	$403	$—	$1,199	$102,091	$103,290	$—
Commercial Real Estate	—	—	—	—	—	661,545	661,545	—
Agriculture	—	—	—	7,416	7,416	95,948	103,364	7,416
Residential Mortgage	887	—	—	119	1,006	92,333	93,339	119
Residential Construction	—	—	—	—	—	12,551	12,551	—
Consumer	775	—	—	620	1,395	13,809	15,204	620
Total	$2,409	$49	$403	$8,155	$11,016	$978,277	$989,293	$8,155

December 31, 2022
Commercial	$41	$—	$403	$—	$444	$106,327	$106,771	$—
Commercial Real Estate	—	—	—	—	—	645,166	645,166	—
Agriculture	—	—	—	7,416	7,416	106,624	114,040	7,416
Residential Mortgage	—	—	—	123	123	92,546	92,669	123
Residential Construction	—	—	—	—	—	10,167	10,167	—
Consumer	—	—	—	637	637	14,650	15,287	637
Total	$41	$—	$403	$8,176	$8,620	$975,480	$984,100	$8,176

The Company recognized $0 and $15,000 of interest income on nonaccrual loans during the three months ended March 31, 2023 and March 31, 2022, respectively.

Loan Modifications

On January 1, 2023, the Company adopted ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.  These amendments eliminate the troubled debt restructuring (TDR) recognition and measurement guidance and, instead, require that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan.

Occasionally, the Company modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, payment delays or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged-off against the ACL.

In some cases, the Company provides multiple types of concessions on one loan. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted. For the loans included in the “combination” columns below, multiple types of modifications have been made on the same loan within the current reporting period. The combination is at least two of the following: a term extension, principal forgiveness, an other-than-insignificant payment delay and/or an interest rate reduction.

Index
The following table presents the amortized cost basis of loans at March 31, 2023 that were both experiencing financial difficulty and modified during the period ended March 31, 2023, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

($ in thousands)	Term Extension	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable
March 31, 2023
Commercial	$250	$50	0.29%
Commercial Real Estate	—	—	—
Agriculture	—	—	—
Residential Mortgage	—	—	—
Residential Construction	—	—	—
Consumer	—	—	—
Total	$250	$50	0.29%

The Company had no commitments to lend additional funds to borrowers whose loans were modified at March 31, 2023.

The following table presents the financial effect of the loan modifications to borrowers experiencing financial difficulty for the three-month period ended March 31, 2023:

($ in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in months)
Commercial	0.50%	$9
Commercial Real Estate	—	—
Agriculture	—	—
Residential Mortgage	—	—
Residential Construction	—	—
Consumer	—	—
Total	0.50%	$9

There were no loans modified within the previous twelve months and for which there was a payment default during the three-month period ended March 31, 2023.

Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off.  Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the ACL is adjusted by the same amount.

Troubled Debt Restructurings Prior to the Adoption of ASU 2022-02
Prior to the adoption of ASU 2022-02, the Company accounted for a modification to the contractual terms of a loan that resulted in granting a concession to a borrower experiencing financial difficulties as a troubled debt restructuring (TDR).  The Company had $8,399,000 in TDR loans as of December 31, 2022. Specific reserves for TDR loans totaled $77,000 as of December 31, 2022.  TDR loans performing in compliance with modified terms totaled $8,399,000 as of December 31, 2022.

Loans modified as TDRs during the three months ended March 31, 2022 were as follows:

($ in thousands)	Three months ended March 31, 2022
	Number of Contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment
Consumer	1	$75	$75
Total	1	$75	$75

There were no loans modified as a TDR within the previous twelve months and for which there was a payment default during the three-month period ended March 31, 2022.

Index
Credit Quality Indicators

All loans are rated using the credit risk ratings and criteria adopted by the Company.  Risk ratings are adjusted as future circumstances warrant.  All credits risk rated 1, 2, 3 or 4 equate to a Pass as indicated by Federal and State bank regulatory agencies; a 5 equates to a Special Mention; a 6 equates to Substandard; a 7 equates to Doubtful; and an 8 equates to a Loss.  For the definitions of each risk rating, see Note 4 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

The following tables present the loan portfolio by loan class, origination year, and internal risk rating as of March 31, 2023. Generally, existing term loans that were re-underwritten are reflected in the table in the year of renewal. Lines of credit that have a conversion feature at the time of origination, such as construction to permanent loans, are presented by year of origination.

(in thousands)
	Term Loans Amortized Cost Basis by Origination Year - As of March 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial
Pass	$1,178	$21,990	$25,632	$7,214	$9,538	$10,088	$24,307	$99,947
Special Mention	—	—	—	—	—	—	—	—
Substandard	50	—	2,411	583	—	—	299	3,343
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Commercial loans	$1,228	$21,990	$28,043	$7,797	$9,538	$10,088	$24,606	$103,290
Current Period Write-offs	—	(41)	—	—	(86)	—	—	(127)
Current Period Recoveries	—	—	—	—	—	23	—	23
Current Period Net Write-offs	—	(41)	—	—	(86)	23	—	(104)

Commercial Real Estate
Pass	$26,972	$171,926	$203,578	$46,080	$61,457	$129,969	$7,116	$647,098
Special Mention	—	—	—	863	3,692	—	—	4,555
Substandard	—	—	173	2,622	6,064	1,033	—	9,892
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Commercial Real Estate loans	$26,972	$171,926	$203,751	$49,565	$71,213	$131,002	$7,116	$661,545
Current Period Write-offs	—	—	—	—	—	—	—	—
Current Period Recoveries	—	—	—	—	—	—	—	—
Current Period Net Write-offs	—	—	—	—	—	—	—	—

Agriculture
Pass	$5,292	$20,525	$24,483	$9,082	$4,483	12,114	$18,905	$94,884
Special Mention	—	—	—	—	—	1,064	—	1,064
Substandard	—	—	1,148	—	—	—	6,268	7,416
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Agriculture loans	$5,292	$20,525	$25,631	$9,082	$4,483	$13,178	$25,173	$103,364
Current Period Write-offs	—	—	—	—	—	—	—	—
Current Period Recoveries	—	—	—	—	—	—	—	—
Current Period Net Write-offs	—	—	—	—	—	—	—	—

Index
(in thousands)
	Term Loans Amortized Cost Basis by Origination Year - As of March 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Residential Mortgage
Pass	$3,643	$24,392	$27,350	$14,680	$6,205	$16,716	$—	$92,986
Special Mention	—	—	—	—	—	195	—	195
Substandard	—	39	—	—	—	119	—	158
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Residential Mortgage loans	$3,643	$24,431	$27,350	$14,680	$6,205	$17,030	$—	$93,339
Current Period Write-offs	—	—	—	—	—	(3)	—	(3)
Current Period Recoveries	—	—	—	—	—	—	—	—
Current Period Net Write-offs	—	—	—	—	—	(3)	—	(3)

Residential Construction
Pass	$115	$8,378	$3,594	$464	$—	$—	$—	$12,551
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Residential Construction loans	$115	$8,378	$3,594	$464	$—	$—	$—	$12,551
Current Period Write-offs	—	—	—	—	—	—	—	—
Current Period Recoveries	—	—	—	—	—	—	—	—
Current Period Net Write-offs	—	—	—	—	—	—	—	—

Consumer
Pass	$234	$897	$173	$207	$82	$443	$12,548	$14,584
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	620	620
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Consumer loans	$234	$897	$173	$207	$82	$443	$13,168	$15,204
Current Period Write-offs	(1)	—	—	—	—	—	—	(1)
Current Period Recoveries	—	—	—	—	—	—	—	—
Current Period Net Write-offs	(1)	—	—	—	—	—	—	(1)

Total Loans
Pass	$37,434	$248,108	$284,810	$77,727	$81,765	$169,330	$62,876	$962,050
Special Mention	—	—	—	863	3,692	1,259	—	5,814
Substandard	50	39	3,732	3,205	6,064	1,152	7,187	21,429
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Loans	$37,484	$248,147	$288,542	$81,795	$91,521	$171,741	$70,063	$989,293
Current Period Write-offs	$(1)	$(41)	$—	$—	$(86)	$(3)	$—	$(131)
Current Period Recoveries	$—	$—	$—	$—	$—	$23	$—	$23
Current Period Net Write-offs	$(1)	$(41)	$—	$—	$(86)	$20	$—	$(108)

The following table presents the risk ratings by loan class as of December 31, 2022.

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2022
Commercial	$106,643	$—	$128	$—	$—	$106,771
Commercial Real Estate	631,693	6,748	6,725	—	—	645,166
Agriculture	105,560	1,064	7,416	—	—	114,040
Residential Mortgage	92,299	207	163	—	—	92,669
Residential Construction	10,167	—	—	—	—	10,167
Consumer	14,650	—	637	—	—	15,287
Total	$961,012	$8,019	$15,069	$—	$—	$984,100

Index
5.	MORTGAGE OPERATIONS

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

The Company recognizes a gain or loss and a related asset for the fair value of the rights to service loans for others when loans are sold and servicing is retained.  The Company sold a substantial portion of its portfolio of conforming long-term residential mortgage loans originated during the three months ended March 31, 2023 on a servicing retained basis, for cash proceeds equal to the fair value of the loans.  At March 31, 2023, and December 31, 2022, the Company serviced real estate mortgage loans for others totaling $191,063,000 and $194,818,000, respectively.

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

Key assumptions used in measuring the fair value of mortgage servicing rights as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022

Constant prepayment rate	7.45%	7.55%
Discount rate	9.50%	9.50%
Weighted average life (years)	7.23	7.20

The following table summarizes the Company’s mortgage servicing rights assets as of March 31, 2023 and December 31, 2022. Mortgage servicing rights are included in Interest Receivable and Other Assets on the condensed consolidated balance sheets:

	(in thousands)
	December 31, 2022	Additions	Reductions	March 31, 2023

Mortgage servicing rights	$1,650	$6	$(62)	$1,594
Valuation allowance	—	—	—	—
Mortgage servicing rights, net of valuation allowance	$1,650	$6	$(62)	$1,594

At March 31, 2023 and December 31, 2022, the estimated fair market value of the Company’s mortgage servicing rights asset was $2,127,000 and $2,101,000, respectively.  The changes in fair value of mortgage servicing rights during 2023 was primarily due to changes in prepayment speeds.

The Company received contractually specified servicing fees of $121,000 and $130,000 for the three months ended March 31, 2023 and March 31, 2022, respectively.  Loan servicing income on the condensed consolidated statements of income include contractually specified servicing fees, mortgage servicing rights additions, amortization and changes in the valuation allowance.

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

Assets Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022.

	(in thousands)
March 31, 2023	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$111,880	$111,880	$—	$—
Securities of U.S. government agencies and corporations	113,499	—	113,499	—
Obligations of states and political subdivisions	54,623	—	54,623	—
Collateralized mortgage obligations	100,743	—	100,743	—
Mortgage-backed securities	243,050	—	243,050	—
Total investments at fair value	$623,795	$111,880	$511,915	$—

	(in thousands)
December 31, 2022	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$113,815	$113,815	$—	$—
Securities of U.S. government agencies and corporations	118,911	—	118,911	—
Obligations of states and political subdivisions	53,326	—	53,326	—
Collateralized mortgage obligations	95,350	—	95,350	—
Mortgage-backed securities	236,690	—	236,690	—
Total investments at fair value	$618,092	$113,815	$504,277	$—

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

Index
Assets Recorded at Fair Value on a Non-Recurring Basis

There were no assets measured at fair value on a non-recurring basis as of March 31, 2023 and December 31, 2022.

There were no liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2023 and December 31, 2022.

Disclosures about Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments for the periods ended March 31, 2023 and December 31, 2022 were approximately as follows:

		March 31, 2023		December 31, 2022
	Level	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	1	$206,110	$206,110	$187,417	$187,417
Certificates of deposit	2	21,695	21,233	20,948	20,560
Stock in Federal Home Loan Bank and other equity securities	3	9,440	9,440	9,440	9,440
Loans receivable:
Net loans	3	974,215	932,512	970,138	929,163
Loans held-for-sale	2	415	422	—	—
Interest receivable	2	5,774	5,774	5,745	5,745
Mortgage servicing rights	3	1,594	2,127	1,650	2,101
Financial liabilities:
Deposits	3	1,751,075	1,359,467	1,726,874	1,372,411
Interest payable	2	153	153	93	93

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

Financial instruments, whose contract amounts represent credit risk at the indicated periods, were as follows:

(in thousands)	March 31, 2023	December 31, 2022

Undisbursed loan commitments	$211,880	$205,610
Standby letters of credit	1,023	1,930
Commitments to sell loans	415	—
	$213,318	$207,540

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank issues both financial and performance standby letters of credit.  The financial standby letters of credit are primarily to guarantee payment to third parties.  At March 31, 2023 and December 31, 2022, there were no financial standby letters of credit outstanding.  The performance standby letters of credit are typically issued to municipalities as specific performance bonds.  Performance standby letters of credit totaled $1,023,000 and $1,930,000 at March 31, 2023 and December 31, 2022, respectively.  The Bank has experienced no draws on outstanding letters of credit, resulting in no related liability included on its balance sheet; however, should a triggering event occur, the Bank either has collateral in excess of the letter of credit or imbedded agreements of recourse from the customer.  The Bank has set aside a reserve for unfunded commitments in the amount of $1,200,000 and $700,000 at March 31, 2023 and December 31, 2022, respectively, which is recorded in “interest payable and other liabilities” on the condensed consolidated balance sheets.

Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans.  As of March 31, 2023 and December 31, 2022, the Company had no off-balance sheet derivatives requiring additional disclosure.

The Company may enter into interest rate lock commitments in connection with its mortgage banking activities to fund residential mortgage loans within specified times in the future. These commitments expose the Company to the risk that the price of the loan underlying the interest rate lock commitment might decline from the inception of the interest rate lock to the funding of the mortgage loan. To protect against this risk, the Company may enter into commitments to sell loans to economically hedge the risk of potential changes in the value of the loans that would result from the commitment. These commitments totaled $415,000 and $0 at March 31, 2023 and December 31, 2022, respectively.  Mortgage loans sold to investors may be sold with servicing rights retained, for which the Company makes only standard legal representations and warranties as to meeting certain underwriting and collateral documentation standards. In the past two years, the Company has not had to repurchase any loans due to deficiencies in underwriting or loan documentation.  Management believes that any liabilities that may result from such recourse provisions are not significant.

Index
8.	STOCK PLANS

On January 26, 2023, the Board of Directors of the Company declared a 5% stock dividend paid on March 24, 2023 to shareholders of record as of February 28, 2023. All stock options and restricted stock outstanding have been adjusted to give retroactive effect to stock dividends.

The following table presents the activity related to stock options for the three months ended March 31, 2023:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	684,837	$8.41
Granted	—	—
Expired	—	—
Cancelled / Forfeited	—	—
Exercised	(21,159)	3.83
Options outstanding at End of Period	663,678	8.56	$299,238	5.20
Exercisable (vested) at End of Period	578,314	$8.39	$299,238	4.83

The intrinsic value of options exercised was $97,000 and $125,000 during the three months ended March 31, 2023 and March 31, 2022, respectively.  The fair value of awards vested was $123,000 and $142,000 during the three months ended March 31, 2023 and March 31, 2022, respectively.

As of March 31, 2023, there was $131,000 of total unrecognized compensation cost related to non-vested stock options.  This cost is expected to be recognized over a weighted average period of approximately 2.09 years.

There was $27,000 of recognized compensation cost related to stock options granted for the three months ended March 31, 2023.

The following table presents the activity related to non-vested restricted stock for the three months ended March 31, 2023:

	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Non-vested Restricted stock outstanding at Beginning of Period	248,418	$9.34
Granted	75,851	8.52
Cancelled/Forfeited	—	—
Exercised/Released/Vested	(50,296)	8.96
Non-vested restricted stock outstanding at End of Period	273,973	$9.18	$2,024,660	3.13

The weighted average fair value of restricted stock granted during the three months ended March 31, 2023 was $8.52 per share.

As of March 31, 2023, there was $1,685,000 of total unrecognized compensation cost related to non-vested restricted stock. This cost is expected to be recognized over a weighted average period of approximately 3.13 years.

There was $157,000 of recognized compensation cost related to restricted stock awards for the three months ended March 31, 2023.

Index
The Company has an Employee Stock Purchase Plan (“ESPP”).  There are 358,911 shares authorized under the ESPP. The total number of shares authorized has been adjusted to give retroactive effect to stock dividends and stock splits, including the 5% stock dividend declared on January 26, 2023, payable March 24, 2023 to shareholders of record as of February 28, 2023. The ESPP will expire on March 16, 2026.

The ESPP is implemented by participation periods of not more than twenty-seven months each. The Board of Directors determines the commencement date and duration of each participation period. The Board of Directors approved the current participation period of November 24, 2022 to November 23, 2023.  An eligible employee is one who has been continually employed for at least 90 days prior to commencement of a participation period. Under the terms of the ESPP, employees can choose to have up to 10 percent of their compensation withheld to purchase the Company’s common stock each participation period.  The purchase price of the stock is 85 percent of the lower of the fair value on the last trading day before the date of participation or the fair value on the last trading day during the participation period.

As of March 31, 2023, there was $23,000 of unrecognized compensation cost related to ESPP issuances. This cost is expected to be recognized over a weighted average period of approximately 0.75 years.

There was $8,000 of recognized compensation cost related to ESPP issuances for the three months ended March 31, 2023.

The weighted average fair value at issuance date during the three months ended March 31, 2023 was $1.83.

A summary of the weighted average assumptions used in valuing ESPP issuances during the three months ended March 31, 2023 is presented below:

Three Months Ended March 31, 2023
Risk Free Interest Rate	4.75%

Expected Dividend Yield	0.00%

Expected Life in Years	1.00

Expected Price Volatility	16.58%

Index
9.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table details activity in accumulated other comprehensive income (loss) for the three months ended March 31, 2023:

($ in thousands)	Unrealized gains (losses) on securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated other comprehensive income (loss)
Balance as of December 31, 2022	$(46,273)	$(308)	$53	$(46,528)
Current period other comprehensive income	6,013	—	—	6,013
Balance as of March 31, 2023	$(40,260)	$(308)	$53	$(40,515)

The following table details activity in accumulated other comprehensive income for the three months ended March 31, 2022:

($ in thousands)	Unrealized gains (losses) on securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated other comprehensive income (loss)
Balance as of December 31, 2021	$(2,764)	$(1,420)	$(13)	$(4,197)
Current period other comprehensive loss	(19,963)	—	—	(19,963)
Balance as of March 31, 2022	$(22,727)	$(1,420)	$(13)	$(24,160)

Index
10.	OUTSTANDING SHARES AND EARNINGS PER SHARE

On January 26, 2023, the Board of Directors of the Company declared a 5% stock dividend payable on March 24, 2023 to shareholders of record as of February 28, 2023.  All income per share amounts have been adjusted to give retroactive effect to stock dividends.

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

The following table presents a reconciliation of basic and diluted EPS for the three months ended March 31, 2023 and 2022 (dollars in thousands except per share amounts):

	Three months ended March 31,
	2023	2022
Basic earnings per share:
Net income	$5,489	$3,041

Weighted average common shares outstanding	14,423,553	14,373,555
Basic EPS	$0.38	$0.21

Diluted earnings per share:
Net income	$5,489	$3,041

Weighted average common shares outstanding	14,423,553	14,373,555
Effect of dilutive shares	135,165	183,270
Adjusted weighted average common shares outstanding	14,558,718	14,556,825
Diluted EPS	$0.38	$0.21

Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 513,058 shares and 313,255 shares for the three months ended March 31, 2023 and March 31, 2022, respectively. Restricted stock which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 31,184 shares and 36,433 shares for the three months ended March 31, 2023 and March 31, 2022, respectively.

Index
11.	LEASES

The Company leases eleven branch and administrative locations under operating leases expiring on various dates through 2031. Leases with an initial term of 12 months or less are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of ASU 2016-02, Leases (Topic 842), the Company combines lease and nonlease components. The Company had no financing leases as of March 31, 2023.

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

The Company had right-of-use assets totaling $4,883,000 and $4,905,000 as of March 31, 2023 and December 31, 2022, respectively. Right-of-use assets are included in Interest receivable and other assets on the condensed consolidated balance sheets. The Company had lease liabilities totaling $5,388,000 and $5,422,000 as of March 31, 2023 and December 31, 2022, respectively. Lease liabilities are included in interest payable and other liabilities on the condensed consolidated balance sheets. The Company recognized lease expenses totaling $308,000 and $294,000 for the three months ended March 31, 2023 and March 31, 2022, respectively. Lease expense is included in Occupancy and equipment expense on the condensed consolidated statements of income.

The table below summarizes the maturity of remaining lease liabilities:

(in thousands)	March 31, 2023
2023 (remaining 9 months)	$894
2024	1,040
2025	1,052
2026	672
2027	611
2028 and thereafter	1,520
Total lease payments	5,789
Less: interest	(401)
Present value of lease liabilities	$5,388

The following table presents supplemental cash flow information related to leases for the three months ended March 31, 2023 and March 31, 2022:

(in thousands)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$313	$299
Right-of-use assets obtained in exchange for new operating lease liabilities	$245	$707

The following table presents the weighted average operating lease term and discount rate as of March 31, 2023 and December 31, 2022:

(in thousands)	March 31, 2023	December 31, 2022

Weighted-average remaining lease term – operating leases, in years	$5.84	$6.14
Weighted-average discount rate – operating leases	$2.45%	$2.37%

Index
12.	BUSINESS COMBINATIONS

On January 20, 2023, the Company completed the acquisition from Columbia State Bank of three branches located in the California cities of Colusa, Willows, and Orland, in accordance with the Purchase and Assumption Agreement dated as of November 5, 2022. The acquired assets included all the real property, cash on hand, personal property, safe deposit agreements, books and records along with certain loans (including accrued interest and fees) booked at the branches or allocated by the Seller to the acquired branches. The assumed liabilities primarily consisted of the deposits booked in the branches or allocated by the Seller to the acquired branches.

In accordance with accounting for business combinations the Company recorded a bargain purchase gain of $1,405,000 and $4,970,000 of core deposit intangibles on the acquisition date. The core deposit intangible will be amortized using the sum of the year’s digits method over the expected life of 10 years with no significant residual value. For tax purposes, purchase price accounting adjustments including the core deposit intangible are all non-taxable and/or non-deductible. Acquisition related costs of approximately $204,000 are included in the income statement for the three months ended March 31, 2023. During the three months ended March 31, 2022, there were no acquisition costs incurred.

This acquisition enabled the Company to extend its existing footprint and provided additional core deposit funding for future growth and liquidity and is expected to enhance profitability by introducing existing products and services to the acquired customer base as well as add new customers in the expanded region.

The following table summarizes the consideration paid for the acquired branches and amounts of assets acquired and liabilities assumed that were recorded at the acquisition date (in thousands):

Acquired Branches January 20, 2023
Fair value of consideration received:
Cash consideration	$103,425
Total fair value of consideration received	103,425
Assets acquired:
Cash and cash equivalents	1,284
Loans	4,006
Premises and equipment	3,621
Core deposit intangible	4,970
Other assets	15
Total assets acquired	13,896
Liabilities assumed:
Deposits	115,914
Other liabilities	2
Total liabilities assumed	115,916
Total net liabilities assumed	102,020
Bargain purchase gain recognized	$1,405

Index
A summary of the estimated fair value adjustments resulting in the bargain purchase gain recorded in the branch acquisition are presented below:

Acquired Branches January 20, 2023

Cash consideration received	$103,425
Less:
Cost basis of net liabilities assumed	(107,097)
Fair Value Adjustments:
Loans	(363)
Premises and equipment	307
Core deposit intangible	4,970
Deposits	163
Bargain purchase gain recognized	$1,405

The loan portfolio of the acquired branches was recorded at fair value at the date of acquisition. For the purposes of the valuation analysis, the loan portfolio was segmented based on loan type and credit quality. None of the acquired loans were considered purchased credit deteriorated (PCD) at acquisition. The fair value of the acquired loans was calculated on a loan-level basis using the discounted cash flow method.

The Company recorded a core deposit intangible of $4,970,000 at acquisition. A core deposit intangible refers to the intangible asset that represents the cost savings derived from available core deposits to an alternative funding source. The fair value the core deposit intangible was calculated using a net cost savings method based on the present value of the estimated net cost savings attributable to the core deposit base over the expected remaining life of the deposits, (plus the present value of the tax amortization benefit). The cost savings derived from the core deposit balance was calculated as the difference between the prevailing alternative cost of funds and the estimated cost of the core deposits.

The Company assumed net liabilities, at fair value, of $102,020,000 at acquisition in exchange for cash consideration received of $103,425,000. Under accounting guidance, a bargain purchase gain results if the fair value of consideration received is more than the fair value of the liabilities assumed. Because the cash consideration received exceeded the fair value of liabilities assumed the Company recorded a bargain purchase gain of $1,405,000 related to the branch acquisitions. The bargain purchase gain is separately reported as a component of non-interest income in our Condensed Consolidated Statement of Income for the three months ended March 31, 2023.

We believe that we were able to negotiate a bargain purchase price primarily as a result of Columbia State Bank being required to divest of certain branches for competitive reasons (along with the associated deposits and loans) in accordance with a Letter of Agreement between Columbia State Bank, Umpqua and the Department of Justice Antitrust Division. This agreement was reached in conjunction with the Department of Justice’s required approval of the merger of Columbia State Bank and Umpqua. The required divestiture, in conjunction with the rural location of the branches acquired, allowed the Company to negotiate a favorable purchase price that, when combined with changes in market conditions between the date of agreement and the closing date, resulted in the recognition of the bargain purchase gain.

Index
The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2022 (in thousands):

	Three months ended March 31, 2023	Three months ended March 31, 2022
Summarized proforma income statement data:
Net interest income	$16,219	$12,038
Provision for loan losses	—	300
Non-interest income	2,912	2,092
Non-interest expense	11,455	9,760
Income before taxes	7,676	$4,070
Provision for income taxes	2,110	1,090
Net income	$5,566	$2,980
Basic earnings per share	$0.39	$0.21
Diluted earnings per share	$0.38	$0.20

It is impractical to separately provide information regarding the revenue and earnings of the acquired branches included in the Company’s condensed consolidated statements of income from the January 20, 2023 acquisition date to March 31, 2023 because the operations of the acquired branches were substantially comingled with the operations of the Company as of the system conversion date of January 20, 2023.

Index
FIRST NORTHERN COMMUNITY BANCORP

ITEM 2.	– MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report may include forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly compared to our forecasts and expectations. See Part I, Item 1A. “Risk Factors,” and the other risks described in our 2022 Annual Report on Form 10-K and Part II, Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q and the other risks described in our Quarterly Reports on Form 10-Q for factors to be considered when reading any forward-looking statements in this filing.

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

●
Credit quality and provision for credit losses and management of asset quality and credit risk, expectations regarding collections and expectations regarding the forgiveness and SBA reimbursement and guarantee of loans made under the Paycheck Protection Program ("PPP") and the timing thereof

Index
●
Our allowances for credit losses, including the conditions we consider in determining the unallocated allowance and our portfolio credit quality, the adequacy of the allowance for credit losses, underwriting standards, and risk grading, and the expected impact of changes in the methodology for determining the allowance for credit losses effective as to the Company on January 1, 2023

●	Our assessment of economic conditions and trends and credit cycles and their impact on our business

●	The seasonal nature of our business

●
The impact of changes in interest rates and our strategy to manage our interest rate risk profile and the possible effect of changes in residential mortgage interest rates on new originations and refinancing of existing residential mortgage loans

●
Loan portfolio composition and risk grade trends, expected charge-offs, portfolio credit quality, our strategy regarding loan modifications, delinquency rates and our underwriting standards and our expectations regarding our recognition of interest income on loans that were provided payment deferrals upon completion of the payment forbearance period

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

●	Maintenance of insurance coverages appropriate for our operations

●	Threats to the banking sector and our business due to cybersecurity issues and attacks and regulatory expectations related to cybersecurity

●	Possible changes in the fair values recorded on our financial statements of the assets acquired and liabilities assumed in our business combination completed in January 2023

●
The effects of the coronavirus pandemic on the U.S., California and global economies and the actions of governments to reduce the spread of the virus and to mitigate the resulting economic consequences

●	The possible effects on community banks and our business from the recent failures of other banks

●	The possible adverse impacts on the banking industry and our business from a period of significant, prolonged inflation

●	Descriptions of assumptions underlying or relating to any of the foregoing

Readers of this document should not rely on any forward-looking statements, which reflect only our management’s belief as of the date of this report. There are numerous risks and uncertainties that could and will cause actual results to differ materially from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our financial condition and results of operations or prospects. Such risks and uncertainties include, but are not limited to those listed in Item 1A “Risk Factors” of Part II of this Form 10-Q, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I of this Form 10-Q and "Risk Factors" and “Supervision and Regulation” in our 2022 Annual Report on Form 10-K, and in our other reports to the SEC.

Index
INTRODUCTION

This overview of Management’s Discussion and Analysis highlights selected information in this report and may not contain all of the information that is important to you.  For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting estimates, you should carefully read this entire report and any other reports to the Securities and Exchange Commission (“SEC”), together with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Significant results and developments during the first quarter 2023 included:

•
Net income of $5.5 million for the three months ended March 31, 2023, up 80.5% from $3.0 million earned for the same period last year. Net income for the three months ended March 31, 2023 includes a pre-tax bargain purchase gain totaling approximately $1.4 million.

•	Diluted earnings per share of $0.38 for the three months ended March 31, 2023, up 81.0% from $0.21 for the three months ended March 31, 2022.

•	Net interest income of $16.0 million for the three months ended March 31, 2023, up 37.3% from $11.6 million in the same period last year.

•	Net interest margin of 3.55% for the three months ended March 31, 2023, up 33.0% from 2.67% for the three months ended March 31, 2022.

•	No provision for credit losses for the three months ended March 31, 2023, compared to provision for loan losses of $0.3 million for the three months ended March 31, 2022.

•	Total assets of $1.90 billion as of March 31, 2023, up 1.7% from $1.87 billion as of December 31, 2022.

•	Total net loans (including loans held-for-sale) of $974.6 million as of March 31, 2023, up 0.5% from $970.1 million as of December 31, 2022.

•	Total investment securities of $623.8 million as of March 31, 2023, up 0.9% from $618.1 million as of December 31, 2022.

•	Total deposits of $1.75 billion as of March 31, 2023, up 1.4% from $1.73 billion as of December 31, 2022.

•
The Company adopted and implemented ASU 2016-13, more commonly referred to as the Current Expected Credit Loss (CECL) methodology on January 1, 2023 which resulted in an increase to the allowance for credit losses (ACL) and reserve for unfunded commitments totaling $1,300,000 as a cumulative effect adjustment from change in accounting policies, with a corresponding decrease in opening retained earnings of $916,000, net of deferred taxes of $384,000.

•
On January 20, 2023, the Company completed the acquisition from Columbia State Bank of three branches in the California cities of Colusa, Willows, and Orland. The acquisition resulted in the assumption of $115.9 million of deposits and acquisition of loans totaling $4.0 million, fixed assets totaling $3.6 million and cash on hand of $1.3 million.  The Company also recognized a core deposit intangible of $5.0 million.  The Bank received cash consideration totaling approximately $103.4 million, resulting in a bargain purchase gain totaling approximately $1.4 million recognized during the three months ended March 31, 2023.  On an after-tax basis the bargain purchase gain contributed $1.0 million to net income for the three months ended March 31, 2023.

Index
SUMMARY

The Company recorded net income of $5,489,000 for the three months ended March 31, 2023, representing an increase of $2,448,000 from net income of $3,041,000 for the same period in 2022.

The following tables present a summary of the results for the three months ended March 31, 2023 and 2022, and a summary of our financial condition at March 31, 2023 and December 31, 2022:

	Three months ended March 31, 2023	Three months ended March 31, 2022

(in thousands except for per share amounts and ratios)
For the Period:
Net Income	$5,489	$3,041
Basic Earnings Per Common Share	$0.38	$0.21
Diluted Earnings Per Common Share	$0.38	$0.21
Net Income to Average Assets (annualized)	1.15%	0.66%
Net Income to Average Equity (annualized)	17.07%	8.37%
Average Equity to Average Assets	6.74%	7.89%

	March 31, 2023	December 31, 2022

(in thousands except for ratios)
At Period End:
Total Assets	$1,903,291	$1,871,361
Total Investment Securities	$623,795	$618,092
Total Loans, Net (including loans held-for-sale)	$974,630	$970,138
Total Deposits	$1,751,075	$1,726,874
Loan-To-Deposit Ratio	55.7%	56.2%

Index
FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended March 31, 2023			Three months ended March 31, 2022
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets
Interest-earning assets:
Loans (1)	$963,015	$11,377	4.79%	$841,910	$9,657	4.65%
Certificates of deposit	21,063	175	3.37%	12,510	57	1.85%
Interest bearing due from banks	206,490	2,225	4.37%	272,690	109	0.16%
Investment securities, taxable	582,370	2,683	1.87%	598,345	1,728	1.17%
Investment securities, non-taxable (2)	41,668	273	2.66%	34,441	178	2.10%
Other interest earning assets	9,440	178	7.65%	7,097	118	6.74%
Total average interest-earning assets	1,824,046	16,911	3.76%	1,766,993	11,847	2.72%
Non-interest-earning assets:
Cash and due from banks	45,730			51,517
Premises and equipment, net	6,595			6,479
Interest receivable and other assets	57,333			42,365
Total average assets	1,933,704			1,867,354

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	457,551	258	0.23%	432,055	68	0.06%
Savings and MMDA’s	481,534	525	0.44%	434,357	110	0.10%
Time, $250,000 and under	41,774	104	1.01%	37,964	23	0.25%
Time, over $250,000	10,907	43	1.60%	10,746	8	0.30%
Total average interest-bearing liabilities	991,766	930	0.38%	915,122	209	0.09%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	794,122			786,064
Interest payable and other liabilities	17,429			18,751
Total liabilities	1,803,317			1,719,937
Total average stockholders’ equity	130,387			147,417
Total average liabilities and stockholders’ equity	$1,933,704			$1,867,354
Net interest income and net interest margin (3)		$15,981	3.55%		$11,638	2.67%

(1)
Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest is excluded.  Loan interest income includes loan fees, net of deferred costs of approximately $(36) and $1,306 for the three months ended March 31, 2023 and 2022, respectively.  Loan fees for the three months ended March 31, 2023 and March 31, 2022 include $0 and $1,367 in PPP loan fees recognized, respectively.

(2)	Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
(3)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)	For disclosure purposes, yield/rates are annualized by dividing the number of days in the reported period by 365.

Index
FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended March 31, 2023			Three months ended December 31, 2022
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets
Interest-earning assets:
Loans (1)	$963,015	$11,377	4.79%	$970,381	$11,337	4.64%
Certificates of deposit	21,063	175	3.37%	16,201	116	2.84%
Interest bearing due from banks	206,490	2,225	4.37%	194,511	1,920	3.92%
Investment securities, taxable	582,370	2,683	1.87%	576,993	2,513	1.73%
Investment securities, non-taxable (2)	41,668	273	2.66%	40,455	275	2.70%
Other interest earning assets	9,440	178	7.65%	9,440	171	7.19%
Total average interest-earning assets	1,824,046	16,911	3.76%	1,807,981	16,332	3.58%
Non-interest-earning assets:
Cash and due from banks	45,730			42,648
Premises and equipment, net	6,595			6,170
Interest receivable and other assets	57,333			61,265
Total average assets	1,933,704			1,918,064

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	457,551	258	0.23%	440,726	133	0.12%
Savings and MMDA’s	481,534	525	0.44%	467,285	321	0.27%
Time, $250,000 and under	41,774	104	1.01%	34,592	29	0.33%
Time, over $250,000	10,907	43	1.60%	9,103	12	0.52%
Total average interest-bearing liabilities	991,766	930	0.38%	951,706	495	0.21%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	794,122			829,289
Interest payable and other liabilities	17,429			20,391
Total liabilities	1,803,317			1,801,386
Total average stockholders’ equity	130,387			116,678
Total average liabilities and stockholders’ equity	$1,933,704			$1,918,064
Net interest income and net interest margin (3)		$15,981	3.55%		$15,837	3.48%

(1)
Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest is excluded.  Loan interest income includes loan fees, net of deferred costs of approximately $(36) and $(99) for the three months ended March 31, 2023 and December 31, 2022, respectively.

(2)	Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
(3)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)	For disclosure purposes, yield/rates are annualized by dividing the number of days in the reported period by 365.

Index
Analysis of Changes
in Interest Income and Interest Expense
(Dollars in thousands)

Following is an analysis of changes in interest income and expense (dollars in thousands) for the three months ended March 31, 2023 over the three months ended March 31, 2022 and the three months ended March 31, 2023 over the three months ended December 31, 2022.  Changes not solely due to interest rate or volume have been allocated proportionately to interest rate and volume.

	Three Months Ended March 31, 2023 Over Three Months Ended March 31, 2022			Three Months Ended March 31, 2023 Over Three Months Ended December 31, 2022
	Volume	Interest Rate	Change	Volume	Interest Rate	Change

Increase in Interest Income:

Loans	$1,422	$298	$1,720	$(131)	$171	$40
Certificates of Deposit	53	65	118	36	23	59
Due From Banks	(33)	2,149	2,116	106	199	305
Investment Securities - Taxable	(49)	1,004	955	18	152	170
Investment Securities - Non-taxable	42	53	95	4	(6)	(2)
Other Assets	43	17	60	—	7	7

	$1,478	$3,586	$5,064	$33	$546	$579

Increase in Interest Expense:

Deposits:
Interest-Bearing Transaction Deposits	$4	$186	$190	$5	$120	$125
Savings & MMDAs	13	402	415	10	194	204
Time Certificates	3	113	116	13	93	106

	$20	$701	$721	$28	$407	$435

Increase in Net Interest Income:	$1,458	$2,885	$4,343	$5	$139	$144

Index
CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a $18,693,000 or 10.0% increase in cash and cash equivalents, a $747,000 or 3.6% increase in certificates of deposit, a $5,703,000 or 0.9% increase in investment securities available-for-sale, a $4,077,000 or 0.4% increase in net loans held-for-investment, and a $415,000 or 100.0% increase in loans held-for-sale from December 31, 2022 to March 31, 2023.  The increase in cash and cash equivalents was primarily due to an increase in deposit balances, primarily due to the branch acquisition during the first quarter of 2023. The increases in investment securities and certificates of deposit were due to allocating cash flows towards purchases of investment securities and certificates of deposit. The increase in net loans held-for-investment was primarily due to commercial real estate and residential construction loan originations, which was partially offset by payoffs of commercial and agriculture loans.  The increase in loans held-for-sale was due to the timing of funding and sale of the loans held-for-sale pipeline. Loans held-for-sale as of March 31, 2023 were subsequently sold in April 2023.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect an increase in total deposits of $24,201,000 or 1.4% from December 31, 2022 to March 31, 2023.  The overall increase in total deposits was primarily due to the assumption of $115.9 million of deposits as part of the acquisition of three branches in the California cities of Colusa, Willows, and Orland during the quarter, which was partially offset by seasonal fluctuations and deposit outflows due to changes in market conditions and monetary policy.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The Federal Open Market Committee increased the Federal Funds rate by 50 basis points to a target range of 4.75% to 5.00% during the three months ended March 31, 2023.

Interest income on loans for the three months ended March 31, 2023 was up 17.8% from the same period in 2022, increasing from $9,657,000 to $11,377,000. The increase in interest income on loans for the three months ended March 31, 2023 as compared to the same period a year ago was primarily due to an increase in average balance of loans and a 14 basis point increase in yield on loans, which was partially offset by a decrease in PPP fee recognition. PPP processing fees received from the SBA for PPP loans originated in 2020 and 2021 were recognized as an adjustment to the effective yield over the loan’s life and fully recognized in income upon repayment or SBA forgiveness of the loan. The Company recognized the remaining balance of PPP loan fees during 2022. The Company recognized PPP processing fees totaling $0 and approximately $1.4 million for the three-month periods ended March 31, 2023 and March 31, 2022, respectively.

Interest income on certificates of deposit for the three months ended March 31, 2023 was up 207.0% from the same period in 2022, increasing from $57,000 to $175,000.  The increase was primarily due to a 152 basis point increase in certificates of deposit yields coupled with an increase in average balances of certificates of deposit.

Interest income on interest-bearing due from banks for the three months ended March 31, 2023 was up 1,941.3% from the same period in 2022, increasing from $109,000 to $2,225,000.  The increase was primarily due to a 421 basis point increase in interest-bearing due from yields, which was partially offset by a decrease in average interest-bearing due from banks balance.

Interest income on investment securities available-for-sale for the three months ended March 31, 2023 was up 55.1% from the same period in 2022, increasing from $1,906,000 to $2,956,000. The increase was primarily due to a 70 basis point increase in yields on investment securities.

The Company had no Federal Funds sold balances during the three months ended March 31, 2023 and March 31, 2022.

Interest Expense

Interest expense on deposits for the three months ended March 31, 2023 was up 345.0% from the same period in 2022, increasing from $209,000 to $930,000.  The increase in interest expense was primarily due to a 29 basis point increase in average interest-bearing deposits yield coupled with an increase in average deposits.

Index
Provision for Credit Losses

Provision for credit losses totaled $0 and $300,000 for the three months ended March 31, 2023 and March 31, 2022 respectively. The allowance for credit losses was approximately $15,484,000, or 1.56% of total loans, at March 31, 2023, compared to $14,792,000, or 1.50% of total loans, at December 31, 2022.  The Company adopted and implemented CECL on January 1, 2023. Upon adoption of CECL, the Company recognized an increase in the ACL relating to loans totaling $800,000 as a cumulative effect adjustment from change in accounting policies, with a corresponding decrease in opening retained earnings of $564,000, net of deferred taxes of $236,000.  During the quarter ended March 31, 2023 the levels of forecasted California unemployment remained relatively stable and forecasted gross domestic product improved slightly from the prior quarter.  Those factors, in conjunction with a stable portfolio level, were the primary reasons that no provision for credit loss was recorded for the quarter ended March 31, 2023.

Provision for Unfunded Lending Commitment Losses

Provision for unfunded lending commitment losses totaled $0 and $50,000 for the three months ended March 31, 2023 and March 31, 2022, respectively. Upon adoption of CECL, the Company recognized an increase in the reserve for unfunded commitments totaling $500,000 as a cumulative effect adjustment from change in accounting policies, with a corresponding decrease in opening retained earnings of $352,000, net of deferred taxes of $148,000.

Provisions for unfunded lending commitment losses are included in provision for credit losses in the Condensed Consolidated Statements of Income.

Non-Interest Income

Non-interest income was up 49.8% for the three months ended March 31, 2023 from the same period in 2022, increasing from $1,918,000 to $2,873,000.

The increase was primarily due to a bargain purchase gain, which was partially offset by a decrease in loan servicing income.  The Company recognized a bargain purchase gain totaling approximately $1.4 million during the three months ended March 31, 2023, as a result of the acquisition of the Colusa, Willows, and Orland branches in the first quarter of 2023. The decrease in loan servicing income was primarily due to the prior year reversal of impairment expense on the Company’s mortgage servicing rights asset.

Non-Interest Expenses

Total non-interest expenses were up 24.0% for the three months ended March 31, 2023 from the same period in 2022, increasing from $9,102,000 to $11,284,000.

The increase was primarily due to an increase in salaries and employee benefits, occupancy and equipment, data processing and other non-interest expenses. The increase in salaries and employee benefits was primarily due to increases in full-time equivalent employees, partially due to the branch acquisitions in the first quarter of 2023, and profit sharing expense. The increases in occupancy and equipment and data processing expenses were partially due to the branch acquisitions in the first quarter of 2023. The branch acquisitions also contributed to the increase in other non-interest expenses such as legal expenses, consulting fees and training expenses. Other non-interest expense increases included loan collection expenses and debit card expenses.

Index
The following table sets forth other non-interest expenses by category for the three months ended March 31, 2023 and 2022.

	(in thousands)
	Three months ended March 31, 2023	Three months ended March 31, 2022
Other non-interest expenses
FDIC assessments	140	165
Contributions	45	37
Legal fees	193	144
Accounting and audit fees	135	117
Consulting fees	252	77
Postage expense	41	44
Telephone expense	48	36
Public relations	71	51
Training expense	83	26
Loan origination expense	71	32
Computer software depreciation	9	14
Operational losses	58	54
Loan collection expense	141	95
Debit card expense	291	230
Other non-interest expense	402	362
Total other non-interest expenses	$1,980	$1,484

Income Taxes

The Company’s tax rate, the Company’s income before taxes and the amount of tax relief provided by non-taxable earnings affect the Company’s provision for income taxes.  Provision for income taxes increased 87.0% for the three months ended March 31, 2023 from the same period in 2022, increasing from $1,113,000 to $2,081,000 primarily due to an increase in pre-tax income.  The effective tax rate was 27.5% and 26.8% for the three months ended March 31, 2023 and March 31, 2022, respectively.

Off-Balance Sheet Commitments

The following table shows the distribution of the Company’s undisbursed loan commitments at the dates indicated.

	(in thousands)
	March 31, 2023	December 31, 2022

Undisbursed loan commitments	$211,880	$205,610
Standby letters of credit	1,023	1,930
Commitments to sell loans	415	—
	$213,318	$207,540

The reserve for unfunded lending commitments amounted to $1,200,000 and $700,000 as of March 31, 2023 and December 31, 2022, respectively.  The reserve for unfunded lending commitments is included in other liabilities on the Condensed Consolidated Balance Sheets.  See Note 7 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q, "Financial Instruments with Off-Balance Sheet Risk," for additional information.

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

The following tables summarize the Company’s non-accrual loans net of guarantees of the State of California and U.S. Government by loan category at March 31, 2023 and December 31, 2022:

	At March 31, 2023			At December 31, 2022
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Commercial	$—	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—	—
Agriculture	7,416	—	7,416	7,416	—	7,416
Residential mortgage	119	—	119	123	—	123
Residential construction	—	—	—	—	—	—
Consumer	620	—	620	637	—	637
Total non-accrual loans	$8,155	$—	$8,155	$8,176	$—	$8,176

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

Non-accrual loans amounted to $8,155,000 at March 31, 2023 and were comprised of three agriculture loans totaling $7,416,000, one residential mortgage loan totaling $119,000 and four consumer loans totaling $620,000.  Non-accrual loans amounted to $8,176,000 at December 31, 2022 and were comprised of three agriculture loans totaling $7,416,000, one residential mortgage loan totaling $123,000 and four consumer loans totaling $637,000.

A loan is considered to be collateral dependent when repayment is expected to be provided substantially through the operation or sale of the collateral. The ACL on collateral dependent loans is measured using the fair value of the underlying collateral, adjusted for costs to sell when applicable, less the amortized cost basis of the financial asset. It is generally the Company’s policy that if the value of the underlying collateral is determined to be less than the recorded amount of the loan, a charge-off will be taken.

Index
As the following table illustrates, total non-performing assets, net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, decreased $21,000 or 0.2% to $8,558,000 during the first three months of 2023.  Non-performing assets, net of guarantees, represented 0.4% of total assets at March 31, 2023.

	At March 31, 2023			At December 31, 2022
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)
Non-accrual loans	$8,155	$—	$8,155	$8,176	$—	$8,176
Loans 90 days past due and still accruing	403	—	403	403	—	403

Total non-performing loans	8,558	—	8,558	8,579	—	8,579
Other real estate owned	—	—	—	—	—	—
Total non-performing assets	8,558	—	8,558	8,579	—	8,579

Non-performing loans (net of guarantees) to total loans			0.9%			0.9%
Non-performing assets (net of guarantees) to total assets			0.4%			0.5%
Allowance for loan and lease losses to non-performing loans (net of guarantees)			180.9%			172.4%

The Company had one loan totaling $403,000 that was 90 days or more past due and still accruing interest at each of the periods ended March 31, 2023 and December 31, 2022.

Excluding the non-performing loans cited previously, loans totaling $12,871,000 and $6,490,000 were classified as substandard loans, representing potential problem loans at March 31, 2023 and December 31, 2022, respectively.  Management believes that the allowance for credit losses at March 31, 2023 and December 31, 2022 appropriately reflected expected credit losses inherent in the loan portfolio at that date.  The ratio of the allowance for credit losses to total loans at March 31, 2023 and December 31, 2022 was 1.56% and 1.50%, respectively. The Company adopted and implemented CECL on January 1, 2023. The ratio of the allowance for credit losses to total loans as of March 31, 2023 is based on the expected loss methodology and the ratio of allowance for credit losses to total loans as of  December 31, 2022 is based on the incurred loss methodology.

Other real estate owned (“OREO”) consists of property that the Company has acquired by deed in lieu of foreclosure or through foreclosure proceedings, and property that the Company does not hold title to but is in actual control of, known as in-substance foreclosure.  The estimated fair value of the property is determined prior to transferring the balance to OREO.  The balance transferred to OREO is the estimated fair value of the property less estimated cost to sell.  Impairment may be deemed necessary to bring the book value of the loan equal to the appraised value.  Appraisals or loan officer evaluations are then conducted periodically thereafter charging any additional impairment to the appropriate expense account.  The Company had no OREO as of March 31, 2023 and December 31, 2022.

Index
Allowance for Credit Losses (ACL)

The Company's ACL is maintained at a level believed by management to appropriately reflect expected credit losses inherent in the loan portfolio.  The ACL is increased by provisions charged to operating expense and reduced by net charge-offs.  The Company contracts with vendors for credit reviews of the loan portfolio and utilizes historical loss trends and the remaining contractual lives of the loan portfolios to determine estimated credit losses through a reasonable and supportable forecast period.  The ACL is based on estimates, and actual losses may vary from current estimates.

The following table summarizes the ACL of the Company during the three months ended March 31, 2023 and 2022, and for the year ended December 31, 2022:

Analysis of the Allowance for Credit Losses
(Amounts in thousands, except percentage amounts)

	Three months ended March 31,		Year ended December 31,
	2023	2022	2022

Balance at beginning of period	$14,792	$13,952	$13,952
Impact of adopting ASC 326	800	—	—
Provision for loan losses	—	300	900
Loans charged-off:
Commercial	(127)	—	(297)
Commercial Real Estate	—	—	—
Agriculture	—	—	—
Residential Mortgage	(3)	—	—
Residential Construction	—	—	—
Consumer	(1)	(4)	(48)
Total charged-off	(131)	(4)	(345)

Recoveries:
Commercial	23	7	275
Commercial Real Estate	—	—	—
Agriculture	—	—	—
Residential Mortgage	—	—	—
Residential Construction	—	—	—
Consumer	—	3	10
Total recoveries	23	10	285

Net (charge-offs) recoveries	(108)	6	(60)

Balance at end of period	$15,484	$14,258	$14,792

Ratio of net charge-offs to average loans outstanding during the period (annualized)	(0.04%)	0.00%	(0.01%)
Allowance for credit losses to total loans	1.56%	1.60%	1.50%
Nonaccrual loans to Total Loans	0.8%	1.0%	0.8%
Allowance for credit losses to nonaccrual loans	189.9%	153.6%	180.9%

The Company adopted and implemented CECL on January 1, 2023. The information for the three months ended March 31, 2023 in the table above is based on the expected credit loss methodology. The information for the three months ended March 31, 2022 and year ended December 31, 2022 in the table above is based on the incurred loss methodology.

Index
Deposits

Deposits are one of the Company’s primary sources of funds.  At March 31, 2023 and December 31, 2022, the Company had the following deposit mix:

	March 31, 2023	December 31, 2022

Savings and MMDA	27.0%	26.6%
Time	3.4%	2.6%
Interest-bearing transaction	25.3%	25.9%
Non-interest bearing transaction	44.3%	44.9%

The Company obtains deposits primarily from the communities it serves.  The Company believes that no material portion of its deposits has been obtained from or is dependent on any one person or industry.  The Company accepts deposits in excess of $250,000 from customers.  These deposits are priced to remain competitive.

Maturities of time certificates of deposits of over $250,000 or more outstanding at March 31, 2023 and December 31, 2022 are summarized as follows:

	(in thousands)
	March 31, 2023	December 31, 2022
Three months or less	$1,533	$1,211
Over three months through six months	5,090	1,012
Over six months to twelve months	2,517	3,769
Over twelve months	3,284	3,248
Total	$12,424	$9,240

Liquidity and Capital Resources

In order to serve our market area and comply with banking regulations, the Company must maintain adequate liquidity and adequate capital. Liquidity refers to the Company’s ability to provide funds an acceptable cost to meet loan demand and deposit withdrawals, as well as contingency plans to meet unanticipated funding needs or loss of funding sources. These objectives can be met from either the asset or liability side of the balance sheet.

Asset liquidity sources consist of the repayments and maturities of loans, selling of loans, short-term money market investments, maturities of securities and sales of securities from the available-for-sale portfolio. These activities are generally summarized as investing activities in the Condensed Consolidated Statement of Cash Flows. For the three months ended March 31, 2023 net liquidity provided by investing activities totaled $1,978,000.

The Company’s available-for-sale investment securities plus cash and cash equivalents in excess of reserve requirements and certificates of deposit totaled $851,600,000 on March 31, 2023, which was 44.7% of assets at that time. This was an increase of $25,143,000 from $826,457,000 and 44.2% as of December 31, 2022. The Company’s investment securities are generally shorter term in nature to provide ongoing cash flows for liquidity needs and/or reinvestment for interest rate risk management. On March 31, 2023, the effective duration of our investment securities was 3.21 with projected principal cashflow of $108,220,000 for the remainder of 2023 available for reinvestment or liquidity needs. The Company had no held-to-maturity securities as of March 31, 2023 and December 31, 2022.

Liquidity may also be impacted from liabilities through changes in deposits and borrowings outstanding. These activities are included under financing activities in the Condensed Consolidated Statement of Cash Flows. As of March 31, 2023 the Company had $0 in borrowings outstanding. For the three months ended March 31, 2023 net liquidity provided by financing activities totaled $11,679,000. While these sources of funds are expected to continue to provide significant amounts of funds in the future, their mix, as well as the possible use of other sources, will depend on future economic and market conditions.

Liquidity is also provided or used through the results of operating activities. For the three months ended March 31, 2023 operating activities provided cash of $5,036,000, primarily from net income of $5,489,000.

Liquidity is measured by various ratios, in management’s opinion, the most common being the ratio of net loans to deposits (including loans held-for-sale).  This ratio was 55.7% on March 31, 2023.

Index
Loan demand during 2023 will depend in part on economic and competitive conditions. The Company emphasizes the solicitation of non-interest-bearing demand deposits and money market checking accounts, which are the least sensitive to interest rates. The outlook for deposit balances during 2023 is subject to actions from the Federal Reserve and heightened competition.

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks which totaled $122,000,000 at March 31, 2023.  Additionally, the Company has a line of credit with the FHLB, with a remaining borrowing capacity at March 31, 2023 of $374,480,000; credit availability is subject to certain collateral requirements. In addition, the Bank is eligible for participation in the newly created Bank Term Funding Program at the Federal Reserve which is intended to provide liquidity to U.S. depository institutions using 1-year advances, prepayable without penalty, provided at the one-year overnight index swap rate plus 10 basis points limited to the value of eligible collateral. Eligible collateral includes any collateral eligible for purchase by the Federal Reserve Bank, at par value, provided such collateral was owned by the borrower at March 12, 2023. As of March 31, 2023, the Company had $626,863,000 in par value of unpledged securities available to pledge to secure advances under the newly created Bank Term Funding Program.

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

In August of 2020, the Federal banking agencies adopted the final version of the community bank leverage ratio framework rule (the “CBLR”), implementing two interim final rules adopted in April of 2020.  The rule provides an optional, simplified measure of capital adequacy.  Under the optional CBLR framework, the CBLR was 8.5 percent through calendar year 2021 and is 9 percent thereafter.  The rule is applicable to all non-advanced approaches FDIC-supervised institutions with less than $10 billion in total consolidated assets.  Banks not electing the CBLR framework will continue to be subject to the generally applicable risk-based capital rule.  At the present time, the Company and the Bank do not intend to elect to use the CBLR framework.

Index
As of March 31, 2023, the Bank’s capital ratios exceeded applicable regulatory requirements.  The following table presents the capital ratios for the Bank, compared to the regulatory standards for well-capitalized depository institutions, as of March 31, 2023.

	(amounts in thousands except percentage amounts)
	Actual		Well Capitalized Ratio Requirement
	Capital	Ratio
Leverage	$170,336	8.64%	5.0%
Common Equity Tier 1	$184,969	14.58%	6.5%
Tier 1 Risk-Based	$184,969	14.58%	8.0%
Total Risk-Based	$184,969	15.83%	10.0%

Index
ITEM 3.	– QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	– CONTROLS AND PROCEDURES

(a)  We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2023.  This conclusion is based on an evaluation conducted under the supervision and with the participation of management.

(b)  During the quarter ended March 31, 2023, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

For a discussion of risk factors relating to our business, please refer to Part I, Item 1A of our 2022 Form 10-K, which is incorporated by reference herein.

Recent negative developments in the banking industry, and any legislative and/or bank regulatory actions that may result, could adversely affect our business operations, results of operations and financial condition.

The recent high-profile bank failures of Silicon Valley Bank, Signature Bank and First Republic Bank, and related negative media attention, have generated significant market trading volatility among publicly-traded bank holding companies and, in particular, regional and community banks, such as the Company. These developments have negatively impacted customer confidence in the safety and soundness of regional and community banks, which could prompt customers to choose to maintain their deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact our liquidity, cost of funding, loan funding capacity, net interest margin, capital and results of operations. While the Department of the Treasury, the Federal Reserve, and the FDIC have made statements assuring that depositors of recently-failed banks would have access to their deposits, including uninsured deposit accounts, there is no guarantee that such actions will be successful in restoring customer confidence in regional and community banks and the banking system more broadly. If we were required to sell a portion of our securities portfolio to address liquidity needs, we may incur losses, including as a result of the negative impact of rising interest rates on the value of our securities portfolio, which could negatively affect our earnings and our capital. While the Company has taken actions to maintain adequate and diversified sources of funding and management believes that its liquidity measures are reasonable in light of the nature of the Bank’s customer base, there can be no assurance that such actions will be sufficient in the event of a sudden liquidity crisis.

Index
Congress and the federal banking agencies have begun to evaluate the events leading to these recent bank failures to ascertain possible explanations for these developments, which may lead to additional legislation, agency rulemaking and/or enhanced regulatory supervision and examination policies and priorities, including the potential for an increase in the Bank’s deposit insurance assessments. Although these legislative and regulatory actions cannot be predicted with certainty, any of these potential legislative or regulatory actions could, among other things, subject us to additional costs, limit the types of financial services and products we may offer, and reduce our profitability, any of which could materially and adversely affect our business, results of operations or financial condition. The FDIC has recently proposed that Congress consider various changes in the FDIC insurance program, including possible increases in the deposit insurance limit for certain types of accounts, such as business payroll processing accounts.

Index
ITEM 2.	– UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Company made the following purchases of its common stock during the three months ended March 31, 2023:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(1)
January 1 - January 31, 2023	—	—	—	20,054
February 1 - February 28, 2023	—	—	—	20,054
March 1 - March 31, 2023	3,580	$7.55	3,580	16,474
Total	3,580		3,580

(1)
On May 20, 2021, the Company approved a new stock repurchase program effective June 15, 2021.  The new stock repurchase program, which will remain in effect until June 14, 2023, allows repurchases by the Company in an aggregate amount of up to 4% of the Company’s 13,680,085 outstanding shares of common stock as of March 31, 2021.  This represents total shares of 547,203 eligible for repurchase.  The Company repurchased 21,325 and 505,824 shares of the Company's outstanding common stock during the years ended December 31, 2022 and 2021, respectively.

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

FIRST NORTHERN COMMUNITY BANCORP

Date:	May 11, 2023	By:	/s/ Kevin Spink

Kevin Spink, Executive Vice President / Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)