Form 10-Q
period 2023-06-30
FIRST NORTHERN COMMUNITY BANCORP
filed 2023-08-10
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2023

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

The number of shares of Common Stock outstanding as of August 7, 2023 was 14,720,633.

FIRST NORTHERN COMMUNITY BANCORP

Index
PART I – FINANCIAL INFORMATION

FIRST NORTHERN COMMUNITY BANCORP

ITEM I.    – FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)	June 30, 2023	December 31, 2022

Assets

Cash and cash equivalents	$204,806	$187,417
Certificates of deposit	21,192	20,948
Investment securities – available-for-sale, at estimated fair value, net of allowance for credit losses of $0	587,660	618,092
Loans, net of allowance for credit losses of $15,579 at June 30, 2023 and $14,792 at December 31, 2022	1,017,721	970,138
Loans held-for-sale	1,011	—
Stock in Federal Home Loan Bank and other equity securities, at cost	10,518	9,440
Premises and equipment, net	9,769	6,122
Core deposit intangible	4,593	—
Interest receivable and other assets	56,213	59,204

Total Assets	$1,913,483	$1,871,361

Liabilities and Stockholders’ Equity

Liabilities:

Demand deposits	$781,041	$775,173
Interest-bearing transaction deposits	423,312	448,039
Savings and MMDA’s	444,126	459,307
Time, $250,000 or less	96,233	35,115
Time, over $250,000	13,964	9,240
Total deposits	1,758,676	1,726,874

Interest payable and other liabilities	18,077	19,447

Total Liabilities	1,776,753	1,746,321

Commitments and contingencies (Note 7)

Stockholders’ Equity:
Common stock, no par value; 32,000,000 shares authorized at June 30, 2023, 16,000,000 shares authorized at December 31, 2022; 14,720,633 shares issued and outstanding at June 30, 2023 and 14,652,584 shares issued and outstanding at December 31, 2022	116,632	116,099
Additional paid-in capital	977	977
Retained earnings	63,326	54,492
Accumulated other comprehensive loss, net	(44,205)	(46,528)
Total Stockholders’ Equity	136,730	125,040

Total Liabilities and Stockholders’ Equity	$1,913,483	$1,871,361

See notes to unaudited condensed consolidated financial statements.

Index
FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)	Three months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2023	Six months ended June 30, 2022
Interest and dividend income:
Loans	$13,722	$10,465	$25,099	$20,122
Due from banks interest bearing accounts	2,503	509	4,903	675
Investment securities
Taxable	2,673	1,933	5,356	3,661
Non-taxable	220	206	493	384
Other earning assets	165	106	343	224
Total interest and dividend income	19,283	13,219	36,194	25,066
Interest expense:
Deposits	1,501	211	2,431	420
Total interest expense	1,501	211	2,431	420
Net interest income	17,782	13,008	33,763	24,646
Provision for credit losses	2,600	300	2,600	600
Net interest income after provision for loan losses	15,182	12,708	31,163	24,046
Non-interest income:
Service charges on deposit accounts	411	451	823	894
Gains on sales of loans held-for-sale	13	50	31	118
Investment and brokerage services income	130	145	251	306
Mortgage brokerage income	—	11	10	11
Loan servicing income	66	107	130	491
Debit card income	727	657	1,381	1,280
Losses on sales/calls of available-for-sale securities	(66)	(152)	(64)	(152)
Gain on bargain purchase	—	—	1,405	—
Other income	225	223	412	462
Total non-interest income	1,506	1,492	4,379	3,410
Non-interest expenses:
Salaries and employee benefits	6,471	5,731	13,276	11,414
Occupancy and equipment	1,057	883	2,074	1,749
Data processing	997	836	2,016	1,675
Stationery and supplies	69	64	169	128
Advertising	65	74	211	177
Directors’ fees	85	73	151	136
Amortization of core deposit intangible	226	—	377	—
Other expense	1,397	1,667	3,377	3,151
Total non-interest expenses	10,367	9,328	21,651	18,430
Income before provision for income taxes	6,321	4,872	13,891	9,026
Provision for income taxes	1,757	1,326	3,838	2,439

Net income	$4,564	$3,546	$10,053	$6,587

Basic earnings per common share	$0.32	$0.25	$0.70	$0.46
Diluted earnings per common share	$0.31	$0.24	$0.69	$0.45

See notes to unaudited condensed consolidated financial statements.

Index
FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands)	Three months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2023	Six months ended June 30, 2022
Net income	$4,564	$3,546	$10,053	$6,587
Other comprehensive income (loss), net of tax:
Unrealized holding (losses) gains arising during the period, net of tax effect of $(1,570) and $(4,335) for the three months ended June 30, 2023 and June 30, 2022, respectively, and $952 and $(12,389) for the six months ended June 30, 2023 and June 30, 2022, respectively	(3,736)	(10,749)	2,278	(30,712)
Less: reclassification adjustment due to losses realized on sales of securities, net of tax effect of $20 and $44 for the three months ended June 30, 2023 and June 30, 2022, respectively, and $19 and $44 for the six months ended June 30, 2023 and June 30, 2022, respectively	46	108	45	108
Other comprehensive income (loss), net of tax	$(3,690)	$(10,641)	$2,323	$(30,604)

Comprehensive income (loss)	$874	$(7,095)	$12,376	$(24,017)

See notes to unaudited condensed consolidated financial statements.

Index
FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive Income (Loss),
	Shares	Amounts	Capital	Earnings	net of tax	Total

Balance at December 31, 2021	13,848,904	$109,793	$977	$44,338	$(4,197)	$150,911
Net income				3,041		3,041
Other comprehensive loss, net of taxes					(19,963)	(19,963)
Stock dividend adjustment	3,276	366		(366)		—
Cash in lieu of fractional shares	(161)			(8)		(8)
Stock-based compensation		164				164
Common shares issued related to restricted stock grants	67,596	—				—
Stock options exercised, net	11,615	—				—
Stock repurchase and retirement	(1,401)	(15)				(15)
Balance at March 31, 2022	13,929,829	$110,308	$977	$47,005	$(24,160)	$134,130
Net income				3,546		3,546
Other comprehensive loss, net of taxes					(10,641)	(10,641)
Stock-based compensation		168				168
Common shares issued related to restricted stock grants	1,500	—				—
Stock repurchase and retirement	(7,280)	(69)				(69)
Balance at June 30, 2022	13,924,049	$110,407	$977	$50,551	$(34,801)	$127,134

Balance at December 31, 2022	14,652,584	$116,099	$977	$54,492	$(46,528)	$125,040
Cumulative change from adoption of ASU 2016-13 on January 1, 2023				(916)		(916)
Balance at January 1, 2023 (as adjusted for adoption of accounting standard)	14,652,584	116,099	977	53,576	(46,528)	124,124
Net income				5,489		5,489
Other comprehensive income, net of taxes					6,013	6,013
Stock dividend adjustment	3,525	296		(296)		—
Cash in lieu of fractional shares	(164)			(7)		(7)
Stock-based compensation		192				192
Common shares issued related to restricted stock grants	72,242	—				—
Stock options exercised, net of swapped shares	11,000	—				—
Stock repurchase and retirement	(3,580)	(26)				(26)
Balance at March 31, 2023	14,735,607	$116,561	$977	$58,762	$(40,515)	$135,785
Net income				4,564		4,564
Other comprehensive loss, net of taxes					(3,690)	(3,690)
Stock-based compensation		188				188
Common shares issued related to restricted stock grants	1,500					—
Stock repurchase and retirement	(16,474)	(117)				(117)
Balance at June 30, 2023	14,720,633	$116,632	$977	$63,326	$(44,205)	$136,730

See notes to unaudited condensed consolidated financial statements.

Index
FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	(in thousands)
	Six months ended June 30, 2023	Six months ended June 30, 2022
Cash Flows From Operating Activities
Net income	$10,053	$6,587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	480	383
Accretion and amortization of investment securities premiums and discounts, net	1,150	2,523
Valuation adjustment on mortgage servicing rights	—	(276)
Increase (decrease) in deferred loan origination fees and costs, net	553	(2,252)
Amortization of core deposit intangible	377	—
Provision for credit losses	2,600	600
Stock-based compensation	380	332
Losses on sales/calls of available-for-sale securities	64	152
Amortization of operating lease right-of-use asset	536	560
Gains on sales of loans held-for-sale	(31)	(118)
Proceeds from sales of loans held-for-sale	1,945	8,796
Originations of loans held-for-sale	(2,925)	(7,615)
Gain on bargain purchase	(1,405)	—
Changes in assets and liabilities:
Decrease (increase) in interest receivable and other assets	828	(1,634)
Decrease in interest payable and other liabilities	(1,617)	(2,139)
Net cash provided by operating activities	12,988	5,899

Cash Flows From Investing Activities
Proceeds from calls or maturities of available-for-sale securities	15,265	8,590
Proceeds from sales of available-for-sale securities	16,986	6,349
Principal repayments on available-for-sale securities	36,202	54,926
Purchases of available-for-sale securities	(35,941)	(121,041)
Proceeds from maturities of certificates of deposit	1,963	3,926
Proceeds from sales of certificates of deposit	—	493
Purchases of certificates of deposit	(2,207)	(2,480)
Net increase in loans	(46,730)	(77,565)
Purchases of Federal Home Loan Bank stock and other equity securities, at cost	(1,078)	(2,343)
Purchases of premises and equipment	(506)	(12)
Cash and cash equivalents acquired in acquisition	103,425	—
Net cash provided by (used in) investing activities	87,379	(129,157)

Cash Flows From Financing Activities
Net (decrease) increase in deposits	(82,828)	22,893
Cash dividends paid in lieu of fractional shares	(7)	(8)
Repurchases of common stock	(143)	(84)
Net cash (used in) provided by financing activities	(82,978)	22,801

Net increase (decrease) in Cash and Cash Equivalents	17,389	(100,457)
Cash and Cash Equivalents, beginning of period	187,417	345,929
Cash and Cash Equivalents, end of period	$204,806	$245,472

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$2,000	$395
Income taxes	—	2,610
Supplemental disclosures of non-cash investing and financing activities:
Stock dividend distributed	5,652	6,992
Unrealized holding gains (losses) on available for sale securities, net of taxes	2,323	(30,604)
Market value of shares tendered in-lieu of cash to pay for exercise of options	81	65
Recognition of right-of-use assets obtained in exchange for operating lease liabilities	245	707
Non-cash assets acquired (liabilities assumed) in acquisition:
Total assets acquired	12,612	—
Total liabilities assumed	(115,916)	—

See notes to unaudited condensed consolidated financial statements.

Index
FIRST NORTHERN COMMUNITY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022 and December 31, 2022

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of First Northern Community Bancorp (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  The results of operations for any interim period are not necessarily indicative of results expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 as filed with the Securities and Exchange Commission (“SEC”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenue and expense during the reporting period.  Actual results could differ from those estimates.  All material intercompany balances and transactions have been eliminated in consolidation.

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

Allowance for Credit Losses – Available-For-Sale Securities
For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. For debt securities available-for-sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable on available-for-sale debt securities is excluded from the estimate of credit losses. Accrued interest receivable on available-for-sale debt securities totaled $1,999,000 and $2,151,000 as of June 30, 2023 and December 31, 2022, respectively, and is included in interest receivable and other assets on the Condensed Consolidated Balance Sheet.

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

Index
Management estimates the ACL using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. In determining the ACL, accruing loans with similar risk characteristics are generally evaluated collectively. To estimate expected losses the Company generally utilizes historical loss trends and the remaining contractual lives of the loan portfolios to determine estimated credit losses through a reasonable and supportable forecast period. Individual loan credit quality indicators, including historical credit losses, have been statistically correlated with various econometrics, including California unemployment rate, and California gross domestic product. Model forecasts may be adjusted for inherent limitations or biases that have been identified through independent validation and back-testing of model performance to actual realized results. The Company utilized a reasonable and supportable forecast period of approximately eight quarters and obtained the forecast data from Moody’s Analytics. The Company also considered the impact of portfolio concentrations, changes in underwriting practices, imprecision in its economic forecasts, and other risk factors that might influence its loss estimation process.

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

Commercial Real Estate:
Commercial real estate loans generally fall into two categories: owner-occupied and non-owner occupied.  Loans secured by owner-occupied real estate are primarily susceptible to changes in the market conditions of the related business.  This may be driven by, among other things, industry changes, geographic business changes, changes in the individual financial capacity of the business owner, general economic conditions, and changes in business cycles. These same risks apply to commercial loans whether secured by equipment, receivables or other personal property or unsecured.  Problem commercial real estate loans are generally identified by periodic review of financial information that may include financial statements, tax returns, payment history of the borrower, and site inspections.  Based on this information, the Company may decide to take any of several courses of action, including demand for repayment, requiring the borrower to provide a significant principal payment and/or additional collateral or requiring similar support from guarantors. Notwithstanding, when repayment becomes unlikely based on the borrower’s income and cash flow, repossession or foreclosure of the underlying collateral may become necessary.  Losses on loans secured by owner occupied real estate, equipment, or other personal property generally are dictated by the value of underlying collateral at the time of default and liquidation of the collateral.  When default is driven by issues related specifically to the business owner, collateral values tend to provide better repayment support and may result in little or no loss. Alternatively, when default is driven by more general economic conditions, underlying collateral generally has devalued more and results in larger losses due to default.  Loans secured by non-owner occupied real estate are primarily susceptible to risks associated with swings in occupancy or vacancy and related shifts in lease rates, rental rates or room rates. Most often, these shifts are a result of changes in general economic or market conditions or overbuilding and resulting over-supply of space.  Losses are dependent on the value of underlying collateral at the time of default.  Values are generally driven by these same factors and influenced by interest rates and required rates of return as well as changes in occupancy costs.  Collateral values may be determined by appraisals obtained through Bank-approved, licensed appraisers, qualified independent third parties, sales invoices, or other appropriate means.

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

Accrued interest receivable on loans is not included in the calculation of the allowance for credit losses. Accrued interest receivable on loans totaled $4,387,000 and $3,594,000 as of June 30, 2023 and December 31, 2022, respectively, and is included in interest receivable and other assets on the Condensed Consolidated Balance Sheet.

Business Combinations
The Company accounts for acquisitions of businesses using the acquisition method of accounting. Under the acquisition method, assets acquired and liabilities assumed are recorded at their estimated fair values at the date of acquisition. Management utilizes various valuation techniques including discounted cash flow analyses to determine these fair values. Any excess of the purchase consideration over the fair value of acquired assets, including identifiable intangible assets, and liabilities assumed is recorded as goodwill and a deficit is recognized as a bargain purchase gain.

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

Accounting Standards Adopted in 2023

On January 1, 2023, the Company adopted ASU 2016-13 Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized costs, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) and net investments in certain leases. In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities, based on management’s intent to sell the security, or likelihood the Company will be required to sell the security, before recovery of the amortized cost basis.

Index
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

The amortized cost, unrealized gains and losses and estimated fair values of investments in debt and other securities at June 30, 2023 are summarized as follows:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value

Investment securities available-for-sale:
U.S. Treasury securities	$115,926	$1	$(5,050)	$110,877
Securities of U.S. government agencies and corporations	120,835	—	(8,879)	111,956
Obligations of states and political subdivisions	48,924	2	(4,936)	43,990
Collateralized mortgage obligations	113,363	—	(19,397)	93,966
Mortgage-backed securities	251,010	13	(24,152)	226,871

Total debt securities	$650,058	$16	$(62,414)	$587,660

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

The Company had $9,785,000 and $6,349,000 in proceeds from sales of available-for-sale securities for the three-month periods ended June 30, 2023 and 2022, respectively.  The Company had $16,986,000 and $6,349,000 in proceeds from sales of available-for-sale securities for the six-month periods ended June 30, 2023 and 2022, respectively.   Gross realized gains on sales of available-for-sale securities were $38,000 and $0 for the three-month periods ended June 30, 2023 and 2022, respectively. Gross realized gains on sales of available-for-sale securities were $96,000 and $0 for the six-month periods ended June 30, 2023 and 2022, respectively. Gross realized losses on sales of available-for-sale securities were $104,000 and $152,000 for the three-month periods ended June 30, 2023 and 2022, respectively.  Gross realized losses on sales of available-for-sale securities were $160,000 and $152,000 for the six-month periods ended June 30, 2023 and 2022, respectively.

The amortized cost and estimated fair value of debt and other securities at June 30, 2023, by contractual maturity, are shown in the following table:

(in thousands)	Amortized cost	Estimated fair value

Maturity in years:
Due in one year or less	$81,976	$80,271
Due after one year through five years	154,651	143,425
Due after five years through ten years	22,207	19,626
Due after ten years	26,851	23,501
Subtotal	285,685	266,823
Mortgage-backed securities & Collateralized mortgage obligations	364,373	320,837
Total	$650,058	$587,660

Index
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  In addition, factors such as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of June 30, 2023, follows:

(in thousands)	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

U.S. Treasury securities	$20,249	$(203)	$88,156	$(4,847)	$108,405	$(5,050)
Securities of U.S. government agencies and corporations	15,013	(183)	96,943	(8,696)	111,956	(8,879)
Obligations of states and political subdivisions	12,066	(222)	31,174	(4,714)	43,240	(4,936)
Collateralized mortgage obligations	11,172	(233)	82,794	(19,164)	93,966	(19,397)
Mortgage-backed securities	33,276	(975)	190,719	(23,177)	223,995	(24,152)

Total	$91,776	$(1,816)	$489,786	$(60,598)	$581,562	$(62,414)

Ninety securities, all considered investment grade, which had an aggregate fair value of $91,776,000 and a total unrealized loss of $1,816,000, have been in an unrealized loss position for less than twelve months as of June 30, 2023. Four hundered and seventy three securities, all considered investment grade, which had an aggregate fair value of $489,786,000 and a total unrealized loss of $60,598,000, have been in an unrealized loss position for more than twelve months as of June 30, 2023.  The unrealized losses on the Company’s investment securities were caused by market conditions for these types of investments, particularly changes in risk-free interest rates.  The decline in fair value is attributable to changes in interest rates and not credit quality, and the Company does not intend to sell the securities.  The Company has concluded it is not more likely than not that the Company will be required to sell these securities prior to recovery of their anticipated cost basis. Therefore, as of June 30, 2023, the Company has not recorded an allowance for credit losses on these securities and the unrecognized or unrealized losses on these securities have not been recognized into income.

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

Investment securities carried at $43,449,000 and $44,319,000 at June 30, 2023 and December 31, 2022, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

Index
4.	LOANS AND ALLOWANCE FOR CREDIT LOSSES

The composition of the Company’s loan portfolio, by loan class, as of June 30, 2023 and December 31, 2022 was as follows:

($ in thousands)	June 30, 2023	December 31, 2022

Commercial	$100,849	$106,771
Commercial Real Estate	702,410	645,166
Agriculture	103,772	114,040
Residential Mortgage	98,521	92,669
Residential Construction	12,407	10,167
Consumer	15,064	15,287
	1,033,023	984,100
Allowance for credit losses	(15,579)	(14,792)
Net deferred origination fees and costs	277	830
Loans, net	$1,017,721	$970,138

At June 30, 2023 and December 31, 2022, all loans were pledged under a blanket collateral lien to secure actual or potential borrowings from the Federal Home Loan Bank (“FHLB”).

Allowance for Credit Losses (ACL)

The following table summarizes the activity in the ACL on loans by loan class for the three and six months ended June 30, 2023.

Three Months Ended June 30, 2023
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of March 31, 2023	$1,750	$9,155	$873	$1,678	$417	$365	$1,246	$15,484
Provision for credit losses	(36)	895	2,633	146	70	1	(1,109)	2,600

Charge-offs	(51)	—	(2,567)	—	—	—	—	(2,618)
Recoveries	112	—	—	—	—	1	—	113
Net charge-offs	61	—	(2,567)	—	—	1	—	(2,505)
Balance as of June 30, 2023	$1,775	$10,050	$939	$1,824	$487	$367	$137	$15,579

Six Months Ended June 30, 2023
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2022 prior to adoption of ASC 326	$1,463	$10,073	$1,757	$880	$178	$173	$268	$14,792
Impact of adopting ASC 326	623	(464)	(671)	834	200	201	77	800
Balance as of January 1, 2023, post adoption of ASC 326	2,086	9,609	1,086	1,714	378	374	345	15,592
Provision for credit losses	(268)	441	2,420	113	109	(7)	(208)	2,600

Charge-offs	(178)	—	(2,567)	(3)	—	(1)	—	(2,749)
Recoveries	135	—	—	—	—	1	—	136
Net charge-offs	(43)	—	(2,567)	(3)	—	—	—	(2,613)
Balance as of June 30, 2023	$1,775	$10,050	$939	$1,824	$487	$367	$137	$15,579

Index
During the quarter ended June 30, 2023, the levels of forecasted California unemployment increased and forecasted gross domestic product remained relatively unchanged from the prior quarter. During the quarter ended June 30, 2023, the Company experienced a credit event related to suspected customer fraud on a single agricultural relationship that required a charge-off of $2,567,000 against the ACL. The reduction in the ACL resulting from the charge-off, when coupled with our quarterly loan growth and increased forecast of California unemployment, were the primary drivers for provision expense of $2,600,000 recognized for the three and six months ended June 30, 2023. Management believes that the allowance for credit losses at June 30, 2023 appropriately reflected expected credit losses in the loan portfolio at that date.

The following table summarizes the activity in the allowance for loan losses by loan class for the three and six months ended June 30, 2022:

Three Months Ended June 30, 2022
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of March 31, 2022	$1,747	$9,380	$1,607	$754	$135	$191	$444	$14,258
Provision for (reversal of) loan losses	183	191	87	48	16	(9)	(216)	300

Charge-offs	(297)	—	—	—	—	(5)	—	(302)
Recoveries	17	—	—	—	—	2	—	19
Net (charge-offs)/recoveries	(280)	—	—	—	—	(3)	—	(283)
Balance as of June 30, 2022	$1,650	$9,571	$1,694	$802	$151	$179	$228	$14,275

Six Months Ended June 30, 2022
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2021	$1,604	$8,808	$1,482	$742	$74	$167	$1,075	$13,952
Provision for (reversal of) loan losses	319	763	212	60	77	16	(847)	600

Charge-offs	(297)	—	—	—	—	(9)	—	(306)
Recoveries	24	—	—	—	—	5	—	29
Net (charge-offs)/recoveries	(273)	—	—	—	—	(4)	—	(277)
Balance as of June 30, 2022	$1,650	$9,571	$1,694	$802	$151	$179	$228	$14,275

Index
Collateral-Dependent Loans

In accordance with ASC 326, a loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. All loans individually analyzed were collateral-dependent loans as of June 30, 2023 and December 31, 2022.  The following table presents the amortized cost basis of collateral-dependent loans by class, which are individually evaluated to determine expected credit losses as of June 30, 2023 and December 31, 2022:

June 30, 2023
($ in thousands)	Secured by 1-4 Family Residential Properties-1st lien	Secured by 1-4 Family Residential Properties-junior lien	Secured by 1-4 Family Residential Properties- revolving	Commercial	Construction and land development	Secured by farmland	Agriculture production loans	Total
Commercial	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate	—	—	—	—	—	—	—	—
Agriculture	—	—	—	—	—	1,054	4,109	5,163
Residential Mortgage	412	—	—	—	—	—	—	412
Residential Construction	—	—	—	—	—	—	—	—
Consumer	—	388	205	—	—	—	—	593
Total	$412	$388	$205	$—	$—	$1,054	$4,109	$6,168

December 31, 2022
($ in thousands)	Secured by 1-4 Family Residential Properties-1st lien	Secured by 1-4 Family Residential Properties-junior lien	Secured by 1-4 Family Residential Properties- revolving	Commercial	Construction and land development	Secured by farmland	Agriculture production loans	Total
Commercial	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate	—	—	—	—	—	—	—	—
Agriculture	—	—	—	—	—	1,148	6,268	7,416
Residential Mortgage	123	—	—	—	—	—	—	123
Residential Construction	—	—	—	—	—	—	—	—
Consumer	—	—	637	—	—	—	—	637
Total	$123	$—	$637	$—	$—	$1,148	$6,268	$8,176

Foreclosure Proceedings

The Company had no residential real estate property in the process of foreclosure at June 30, 2023 and December 31, 2022.

Index
Non-accrual and Past Due Loans

The Company’s loans by delinquency and non-accrual status, as of June 30, 2023 and December 31, 2022, was as follows:

($ in thousands)	30-59 days Past Due & Accruing	60-89 days Past Due & Accruing	90 days or More Past Due & Accruing	Nonaccrual Loans	Total Past Due & Nonaccrual Loans	Current & Accruing Loans	Total Loans	Nonaccrual loans with No ACL
June 30, 2023
Commercial	$—	$—	$403	$—	$403	$100,446	$100,849	$—
Commercial Real Estate	—	—	—	—	—	702,410	702,410	—
Agriculture	—	—	—	5,163	5,163	98,609	103,772	5,163
Residential Mortgage	339	—	—	412	751	97,770	98,521	412
Residential Construction	—	—	—	—	—	12,407	12,407	—
Consumer	200	84	—	593	877	14,187	15,064	593
Total	$539	$84	$403	$6,168	$7,194	$1,025,829	$1,033,023	$6,168

December 31, 2022
Commercial	$41	$—	$403	$—	$444	$106,327	$106,771	$—
Commercial Real Estate	—	—	—	—	—	645,166	645,166	—
Agriculture	—	—	—	7,416	7,416	106,624	114,040	7,416
Residential Mortgage	—	—	—	123	123	92,546	92,669	123
Residential Construction	—	—	—	—	—	10,167	10,167	—
Consumer	—	—	—	637	637	14,650	15,287	637
Total	$41	$—	$403	$8,176	$8,620	$975,480	$984,100	$8,176

The Company recognized $1,285,000 and $13,000 of interest income on nonaccrual loans during the three months ended June 30, 2023 and June 30, 2022, respectively. The Company recognized $1,285,000 and $28,000 of interest income on nonaccrual loans during the six months ended June 30, 2023 and June 30, 2022, respectively.

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

Occasionally, the Company modifies loans to borrowers in financial difficulty by providing principal forgiveness, term extension, payment delays or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged-off against the ACL.

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

Index
The following tables present the amortized cost basis of loans that were experiencing both financial difficulty and modification during the periods indicated, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below.

The amortized cost basis of loans that were experiencing both financial difficulty and modification during the three months ended June 30, 2023 were as follows:

($ in thousands)	Term Extension	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable

Commercial	$—	$—	—
Commercial Real Estate	—	400	0.06%
Agriculture	4,005	—	3.86%
Residential Mortgage	—	—	—
Residential Construction	—	—	—
Consumer	—	—	—
Total	$4,005	$400	3.92%

The amortized cost basis of loans that were experiencing both financial difficulty and modification during the six months ended June 30, 2023 were as follows:

($ in thousands)	Term Extension	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable

Commercial	$—	$50	0.05%
Commercial Real Estate	—	400	0.06%
Agriculture	4,005	—	3.86%
Residential Mortgage	—	—	—
Residential Construction	—	—	—
Consumer	—	—	—
Total	$4,005	$450	3.97%

The Company had no commitments to lend additional funds to borrowers whose loans were modified at June 30, 2023.

The following table presents the financial effect of the loan modifications to borrowers experiencing financial difficulty during the three-month period ended June 30, 2023:

($ in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in months)
Commercial	—	$—
Commercial Real Estate	0.25%	26
Agriculture	—	4
Residential Mortgage	—	—
Residential Construction	—	—
Consumer	—	—
Total	0.25%	$6

The following table presents the financial effect of the loan modifications to borrowers experiencing financial difficulty during the six-month period ended June 30, 2023:

($ in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in months)
Commercial	0.50%	$38
Commercial Real Estate	0.25%	26
Agriculture	—	4
Residential Mortgage	—	—
Residential Construction	—	—
Consumer	—	—
Total	0.28%	$6

Index
There were two agricultural loans totaling $4,005,000 that were modified within the previous twelve months and for which there was a payment default during the three and six months ended June 30, 2023. The Company recorded charge-offs on these two agricultural loans totaling $2,567,000 during the three and six months ended June 30, 2023.

Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently become uncollectible, the loan (or a portion of the loan) is written off.  Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the ACL is adjusted by the same amount.

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

There were no loans modified as a TDR within the previous twelve months that subsequently defaulted during the three and six month periods ended June 30, 2022.

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

The following tables present the loan portfolio by loan class, origination year, and internal risk rating as of June 30, 2023. Generally, existing term loans that were re-underwritten are reflected in the table in the year of renewal. Lines of credit that have a conversion feature at the time of origination, such as construction to permanent loans, are presented by year of origination. Revolving loans converted to term loans totaled $358,000 during the six months ended June 30, 2023.

(in thousands)
	Term Loans Amortized Cost Basis by Origination Year - As of June 30, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial
Pass	$5,567	$20,674	$24,445	$6,750	$8,928	$9,593	$22,281	$98,238
Special Mention	—	—	—	—	—	—	—	—
Substandard	47	—	1,996	568	—	—	—	2,611
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Commercial loans	$5,614	$20,674	$26,441	$7,318	$8,928	$9,593	$22,281	$100,849
Year-to-date Period Write-offs	—	(91)	—	—	(87)	—	—	(178)
Year-to-date Recoveries	—	—	—	—	86	49	—	135
Year-to-date Net Write-offs	—	(91)	—	—	(1)	49	—	(43)

Commercial Real Estate
Pass	$74,538	$173,787	$201,926	$45,638	$58,982	$126,251	$7,035	$688,157
Special Mention	—	—	—	855	2,927	—	—	3,782
Substandard	400	—	171	2,136	6,736	1,028	—	10,471
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Commercial Real Estate loans	$74,938	$173,787	$202,097	$48,629	$68,645	$127,279	$7,035	$702,410
Year-to-date Write-offs	—	—	—	—	—	—	—	—
Year-to-date Recoveries	—	—	—	—	—	—	—	—
Year-to-date Net Write-offs	—	—	—	—	—	—	—	—

Agriculture
Pass	$6,235	$21,015	$23,921	$9,038	$4,470	11,857	$21,009	$97,545
Special Mention	—	—	—	—	—	1,064	—	1,064
Substandard	—	—	1,572	—	—	—	3,591	5,163
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Agriculture loans	$6,235	$21,015	$25,493	$9,038	$4,470	$12,921	$24,600	$103,772
Year-to-date Write-offs	(1,825)	—	—	—	—	—	(742)	(2,567)
Year-to-date Recoveries	—	—	—	—	—	—	—	—
Year-to-date Net Write-offs	(1,825)	—	—	—	—	—	(742)	(2,567)

Index
(in thousands)
	Term Loans Amortized Cost Basis by Origination Year - As of June 30, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Residential Mortgage
Pass	$10,396	$23,601	$27,060	$14,931	$6,134	$15,948	$—	$98,070
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	39	—	—	412	—	451
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Residential Mortgage loans	$10,396	$23,601	$27,099	$14,931	$6,134	$16,360	$—	$98,521
Year-to-date Write-offs	—	—	—	—	—	(3)	—	(3)
Year-to-date Recoveries	—	—	—	—	—	—	—	—
Year-to-date Net Write-offs	—	—	—	—	—	(3)	—	(3)

Residential Construction
Pass	$2,536	$6,160	$3,711	$—	$—	$—	$—	$12,407
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Residential Construction loans	$2,536	$6,160	$3,711	$—	$—	$—	$—	$12,407
Year-to-date Write-offs	—	—	—	—	—	—	—	—
Year-to-date Recoveries	—	—	—	—	—	—	—	—
Year-to-date Net Write-offs	—	—	—	—	—	—	—	—

Consumer
Pass	$314	$822	$144	$197	$68	$447	$12,479	$14,471
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	593	593
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Consumer loans	$314	$822	$144	$197	$68	$447	$13,072	$15,064
Year-to-date Write-offs	(1)	—	—	—	—	—	—	(1)
Year-to-date Recoveries	—	—	—	—	—	1	—	1
Year-to-date Net Write-offs	(1)	—	—	—	—	1	—	—

Total Loans
Pass	$99,586	$246,059	$281,207	$76,554	$78,582	$164,096	$62,804	$1,008,888
Special Mention	—	—	—	855	2,927	1,064	—	4,846
Substandard	447	—	3,778	2,704	6,736	1,440	4,184	19,289
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Loans	$100,033	$246,059	$284,985	$80,113	$88,245	$166,600	$66,988	$1,033,023
Year-to-date Write-offs	$(1,826)	$(91)	$—	$—	$(87)	$(3)	$(742)	$(2,749)
Year-to-date Recoveries	$—	$—	$—	$—	$86	$50	$—	$136
Year-to-date Net Write-offs	$(1,826)	$(91)	$—	$—	$(1)	$47	$(742)	$(2,613)

Index
The following table presents the risk ratings by loan class as of December 31, 2022.

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2022
Commercial	$106,643	$—	$128	$—	$—	$106,771
Commercial Real Estate	631,693	6,748	6,725	—	—	645,166
Agriculture	105,560	1,064	7,416	—	—	114,040
Residential Mortgage	92,299	207	163	—	—	92,669
Residential Construction	10,167	—	—	—	—	10,167
Consumer	14,650	—	637	—	—	15,287
Total	$961,012	$8,019	$15,069	$—	$—	$984,100

Index
5.	MORTGAGE OPERATIONS

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold.The Company sold a substantial portion of its portfolio of conforming long-term residential mortgage loans originated during the six months ended June 30, 2023 for cash proceeds equal to the fair value of the loans.  The Company serviced real estate mortgage loans for others totaling $187,504,974 and $194,818,000 at June 30, 2023 and December 31, 2022, respectively.

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

Key assumptions used in measuring the fair value of mortgage servicing rights as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023	December 31, 2022

Constant prepayment rate	7.58%	7.55%
Discount rate	9.50%	9.50%
Weighted average life (years)	7.12	7.20

The following table summarizes the Company’s mortgage servicing rights assets as of June 30, 2023 and December 31, 2022. Mortgage servicing rights are included in Interest Receivable and Other Assets on the condensed consolidated balance sheets.

	(in thousands)
	December 31, 2022	Additions	Reductions	June 30, 2023

Mortgage servicing rights	$1,650	$14	$(123)	$1,541
Valuation allowance	—	—	—	—
Mortgage servicing rights, net of valuation allowance	$1,650	$14	$(123)	$1,541

At June 30, 2023 and December 31, 2022, the estimated fair market value of the Company’s mortgage servicing rights assets was $2,002,000 and $2,101,000, respectively. The changes in fair value of mortgage servicing rights during 2023 was primarily due to a decrease in the amount of mortgage loans serviced coupled with changes in prepayment speeds.

The Company received contractually specified servicing fees of $119,000 and $129,000 for the three months ended June 30, 2023 and June 30, 2022, respectively.  The Company received contractually specified servicing fees of $240,000 and $259,000 for the six months ended June 30, 2023 and June 30, 2022, respectively. Loan servicing income on the condensed consolidated statements of income include contractually specified servicing fees, mortgage servicing rights additions, amortization and changes in the valuation allowance.

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

Assets Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022.

	(in thousands)
June 30, 2023	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$110,877	$110,877	$—	$—
Securities of U.S. government agencies and corporations	111,956	—	111,956	—
Obligations of states and political subdivisions	43,990	—	43,990	—
Collateralized mortgage obligations	93,966	—	93,966	—
Mortgage-backed securities	226,871	—	226,871	—
Total investments at fair value	$587,660	$110,877	$476,783	$—

	(in thousands)
December 31, 2022	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$113,815	$113,815	$—	$—
Securities of U.S. government agencies and corporations	118,911	—	118,911	—
Obligations of states and political subdivisions	53,326	—	53,326	—
Collateralized mortgage obligations	95,350	—	95,350	—
Mortgage-backed securities	236,690	—	236,690	—
Total investments at fair value	$618,092	$113,815	$504,277	$—

Index
Assets Recorded at Fair Value on a Non-Recurring Basis

The table below presents the recorded amount of assets measured at fair value on a nonrecurring basis that had a write-down or an additional allowance provided during the period ended June 30, 2023.

	(in thousands)
June 30, 2023	Carrying Value	Level 1	Level 2	Level 3
Individually evaluated loans	$1,439	$—	$—	$1,439
Total assets at fair value	$1,439	$—	$—	$1,439

There were no assets measured at fair value on a non-recurring basis as of December 31, 2022.

There were no liabilities measured at fair value on a recurring or non-recurring basis at June 30, 2023 and December 31, 2022.

Key methods and assumptions used in measuring the fair value of collateral dependent loans as of June 30, 2023 were as follows:

	Method	Assumption Inputs

Individually evaluated loans	Collateral, market, income, enterprise, liquidation, and discounted cash flows
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

Individually Evaluated Loans

The Company does not record loans at fair value on a recurring basis.  Loans that do not share similar risk characteristics are individually evaluated by management for potential impairment.  Included in loans individually evaluated are collateral dependent loans.  A loan is considered to be collateral dependent when repayment is expected to be provided substantially through the operation or sale of the collateral. Collateral dependent loans are considered to have unique risk characteristics and are individually evaluated. The ACL on collateral dependent loans is measured using the fair value of the underlying collateral, adjusted for costs to sell when applicable, less the amortized cost basis of the financial asset. If the value of underlying collateral is determined to be less than the recorded amount of the loan, a charge-off will be taken.  Collateral dependent loans where a charge-off is recorded based on the fair value of collateral require classification in the fair value hierarchy.  When a loan is evaluated based on the fair value of the underlying collateral securing the loan, the Company records the collateral dependent loan as non-recurring Level 3 given the valuation includes significant unobservable assumptions.

Index
Disclosures about Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments for the periods ended June 30, 2023 and December 31, 2022 were approximately as follows:

(in thousands)		June 30, 2023		December 31, 2022
	Level	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	1	$204,806	$204,806	$187,417	$187,417
Certificates of deposit	2	21,192	20,667	20,948	20,560
Stock in Federal Home Loan Bank and other equity securities	3	10,518	10,518	9,440	9,440
Loans receivable:
Net loans	3	1,017,721	952,199	970,138	929,163
Loans held-for-sale	2	1,011	1,033	—	—
Interest receivable	2	6,386	6,386	5,745	5,745
Mortgage servicing rights	3	1,541	2,002	1,650	2,101
Financial liabilities:
Time deposits	3	110,197	109,587	44,355	43,987
Interest payable	2	524	524	93	93

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

Financial instruments, whose contract amounts represent credit risk at the indicated periods, were as follows:

(in thousands)	June 30, 2023	December 31, 2022

Undisbursed loan commitments	$198,385	$205,610
Standby letters of credit	1,262	1,930
Commitments to sell loans	1,905	—
	$201,552	$207,540

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank issues both financial and performance standby letters of credit.  The financial standby letters of credit are primarily to guarantee payment to third parties.  At June 30, 2023 and December 31, 2022, there were no financial standby letters of credit outstanding.  The performance standby letters of credit are typically issued to municipalities as specific performance bonds.  Performance standby letters of credit totaled $1,262,000 and $1,930,000 at June 30, 2023 and December 31, 2022, respectively.  The Bank had experienced no draws on outstanding letters of credit, resulting in no related liability included on its balance sheet; however, should a triggering event occur, the Bank either has collateral in excess of the letter of credit or imbedded agreements of recourse from the customer.  The Bank has set aside a reserve for unfunded commitments in the amount of $1,200,000 and $700,000 at June 30, 2023 and December 31, 2022, respectively, which is recorded in “interest payable and other liabilities” on the   Condensed Consolidated Balance Sheets.

Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans.  As of June 30, 2023 and December 31, 2022, the Company had no off-balance sheet derivatives requiring additional disclosure.

The Company may enter into interest rate lock commitments in connection with its mortgage banking activities to fund residential mortgage loans within specified times in the future. Interest rate lock commitments totaled $2,370,000 and $0 at June 30, 2023 and December 31, 2022, respectively. These commitments expose the Company to the risk that the price of the loan underlying the interest rate lock commitment might decline from the inception of the interest rate lock commitment to the funding of the mortgage loan. To protect against this risk, the Company may enter into commitments to sell loans at specified prices to economically hedge the risk of potential changes in the value of the loans that would result from the commitment. These commitments totaled $1,905,000 and $0 at June 30, 2023 and December 31, 2022, respectively.  Mortgage loans sold to investors may be sold with servicing rights retained, for which the Company makes only standard legal representations and warranties as to meeting certain underwriting and collateral documentation standards. In the past two years, the Company has not had to repurchase any loans due to deficiencies in underwriting or loan documentation.  Management believes that any liabilities that may result from such recourse provisions are not significant.

Index
8.	STOCK PLANS

On January 26, 2023, the Board of Directors of the Company declared a 5% stock dividend payable as of March 24, 2023 to shareholders of record as of February 28, 2023. All stock options and restricted stock amounts outstanding have been adjusted to give retroactive effect to stock dividends.

The following table presents the activity related to stock options for the three months ended June 30, 2023.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	663,678	$8.56
Granted	—	—
Expired	—	—
Cancelled / Forfeited	—	—
Exercised	—	—
Options outstanding at End of Period	663,678	$8.56	$240,488	4.95
Exercisable (vested) at End of Period	578,314	$8.39	$240,488	4.58

The following table presents the activity related to stock options for the six months ended June 30, 2023.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	684,837	$8.41
Granted	—	—
Expired	—	—
Cancelled / Forfeited	—	—
Exercised	(21,159)	3.83
Options outstanding at End of Period	663,678	$8.56	$240,488	4.95
Exercisable (vested) at End of Period	578,314	$8.39	$240,488	4.58

The intrinsic value of options exercised was $97,000 and $125,000 during the six months ended June 30, 2023 and June 30, 2022, respectively. The fair value of awards vested was $123,000 and $142,000 during the six months ended June 30, 2023 and June 30, 2022, respectively.

As of June 30, 2023, there was $109,000 of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted average period of approximately 1.97 years.

There was $22,000 and $49,000 of recognized compensation cost related to stock options granted for the three and six months ended June 30, 2023, respectively.

Index
The following table presents the activity related to non-vested restricted stock for the three months ended June 30,2023.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Non-vested Restricted stock outstanding at Beginning of Period	273,973	$9.18
Granted	1,500	7.10
Cancelled / Forfeited	—	—
Exercised/Released/Vested	—	—
Non-vested restricted stock outstanding at End of Period	275,473	$9.17	$1,928,311	2.94

The following table presents the activity related to non-vested restricted stock for the six months ended June 30, 2023.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Non-vested Restricted stock outstanding at Beginning of Period	248,418	$9.34
Granted	77,351	8.49
Cancelled / Forfeited	—	—
Exercised/Released/Vested	(50,296)	8.96
Non-vested restricted stock outstanding at End of Period	275,473	$9.17	$1,928,311	2.94

The weighted average fair value of restricted stock granted during the six months ended June 30, 2023 was $8.49 per share.

As of June 30, 2023, there was $1,539,000 of total unrecognized compensation cost related to non-vested restricted stock. This cost is expected to be recognized over a weighted average period of approximately 2.94 years.

There was $158,000 and $315,000 of recognized compensation cost related to restricted stock awards for the three and six months ended June 30, 2023, respectively.

Index
The Company has an Employee Stock Purchase Plan (“ESPP”). There are 358,911 shares authorized for issuance under the ESPP. The total number of shares authorized has been adjusted to give retroactive effect to stock dividends and stock splits, including the 5% stock dividend declared on January 26, 2023, payable March 24, 2023 to shareholders of record as of February 28, 2023. The ESPP will expire on March 16, 2026.

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

As of June 30, 2023, there was $15,000 of unrecognized compensation cost related to ESPP issuances. This cost is expected to be recognized over a weighted average period of approximately 0.50 years.

There was $8,000 and $16,000 of recognized compensation cost related to ESPP issuances for the three and six months ended June 30, 2023, respectively.

The weighted average fair value option at issuance date during the six months ended June 30, 2023 was $1.83 per share.

A summary of the weighted average assumptions used in valuing ESPP issuances during the three and six months ended June 30, 2023 is presented below.

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Risk Free Interest Rate	4.75%	4.75%

Expected Dividend Yield	0.00%	0.00%

Expected Life in Years	1.00	1.00

Expected Price Volatility	16.58%	16.58%

Index
9.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table details activity in accumulated other comprehensive loss for the three months ended June 30, 2023.

(in thousands)	Unrealized losses on securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated other comprehensive loss
Balance as of March 31, 2023	$(40,260)	$(308)	$53	$(40,515)
Current period other comprehensive loss	(3,690)	—	—	(3,690)
Balance as of June 30, 2023	$(43,950)	$(308)	$53	$(44,205)

The following table details activity in accumulated other comprehensive loss for the six months ended June 30, 2023.

(in thousands)	Unrealized losses on securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated other comprehensive loss
Balance as of December 31, 2022	$(46,273)	$(308)	$53	$(46,528)
Current period other comprehensive income	2,323	—	—	2,323
Balance as of June 30, 2023	$(43,950)	$(308)	$53	$(44,205)

The following table details activity in accumulated other comprehensive loss for the three months ended June 30, 2022.

(in thousands)	Unrealized gains on securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated other comprehensive loss
Balance as of March 31, 2022	$(22,727)	$(1,420)	$(13)	$(24,160)
Current period other comprehensive loss	(10,641)	—	—	(10,641)
Balance as of June 30, 2022	$(33,368)	$(1,420)	$(13)	$(34,801)

The following table details activity in accumulated other comprehensive loss for the six months ended June 30, 2022.

(in thousands)	Unrealized gains on securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated other comprehensive loss
Balance as of December 31, 2021	$(2,764)	$(1,420)	$(13)	$(4,197)
Current period other comprehensive loss	(30,604)	—	—	(30,604)
Balance as of June 30, 2022	$(33,368)	$(1,420)	$(13)	$(34,801)

Index
10.	OUTSTANDING SHARES AND EARNINGS PER SHARE

On January 26, 2023, the Board of Directors of the Company declared a 5% stock dividend payable March 24, 2023 to shareholders of record as of February 28, 2023. All income per share amounts have been adjusted to give retroactive effect to stock dividends.

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

The following table presents a reconciliation of basic and diluted EPS for the three and six months ended June 30, 2023 and 2022 (dollars in thousands except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Basic earnings per share:
Net income	$4,564	$3,546	$10,053	$6,587

Weighted average common shares outstanding	14,454,826	14,408,458	14,438,460	14,390,219
Basic EPS	$0.32	$0.25	$0.70	$0.46

Diluted earnings per share:
Net income	$4,564	$3,546	$10,053	$6,587

Weighted average common shares outstanding	14,454,826	14,408,458	14,438,460	14,390,219

Effect of dilutive shares	92,894	154,659	113,913	168,885

Adjusted weighted average common shares outstanding	14,547,720	14,563,117	14,552,373	14,559,104
Diluted EPS	$0.31	$0.24	$0.69	$0.45

Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 513,038 shares and 411,495 shares for the three months ended June 30, 2023 and 2022, respectively. Unvested restricted stock which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 104,106 shares and 74,522 shares for the three months ended June 30, 2023 and 2022, respectively. Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 513,048 shares and 362,647 shares for the six months ended June 30, 2023 and 2022, respectively. Unvested restricted stock which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 67,847 shares and 55,583 shares for the six months ended June 30, 2023 and 2022, respectively.

Index
11.	LEASES

The Company leases eleven branch and administrative locations under operating leases expiring on various dates through 2031. Leases with an initial term of 12 months or less are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of ASU 2016-02, Leases (Topic 842), the Company combines lease and nonlease components. The Company had no financing leases as of June 30, 2023.

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

The Company had right-of-use assets totaling $4,615,000 and $4,905,000 as of June 30, 2023 and December 31, 2022, respectively. The Company had lease liabilities totaling $5,119,000 and $5,422,000 as of June 30, 2023 and December 31, 2022, respectively. The Company recognized lease expense totaling $293,000 and $294,000 for the three-month periods ended June 30, 2023 and 2022, respectively, and $601,000 and $588,000 for the six-month periods ended June 30, 2023 and 2022, respectively. Lease expense includes operating lease costs, short-term lease costs and variable lease costs.  Lease expense is included in occupancy and equipment expense on the condensed consolidated statements of income.

The table below summarizes the maturity of remaining lease liabilities at June 30, 2023:

(in thousands)	June 30, 2023
2023 (remaining 6 months)	$593
2024	1,040
2025	1,052
2026	672
2027	611
2028 and thereafter	1,520
Total lease payments	5,488
Less: interest	(369)
Present value of lease liabilities	$5,119

The following table presents supplemental cash flow information related to leases for the three and six months ended June 30, 2023:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$301	$304	$614	$603
Right-of-use assets obtained in exchange for new operating lease liabilities	—	—	245	707

The following table presents the weighted average operating lease term and discount rate as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022

Weighted-average remaining lease term – operating leases, in years	5.69	6.14
Weighted-average discount rate – operating leases	2.44%	2.37%

Index
12.	BUSINESS COMBINATIONS

On January 20, 2023, the Company completed the acquisition from Columbia State Bank of three branches located in the California cities of Colusa, Willows, and Orland, in accordance with a Purchase and Assumption Agreement dated as of November 5, 2022. The acquired assets included all the real property, cash on hand, personal property, safe deposit agreements, books and records along with certain loans (including accrued interest and fees) booked at the branches or allocated by the seller to the acquired branches. The assumed liabilities primarily consisted of the deposits booked in the branches or allocated by the seller to the acquired branches.

In accordance with accounting for business combinations, the Company recorded a bargain purchase gain of $1,405,000 and $4,970,000 of core deposit intangibles on the acquisition date. The core deposit intangible will be amortized using the sum of the year’s digits method over the expected life of 10 years with no significant residual value. For tax purposes, acquisition accounting adjustments including the core deposit intangible are all non-taxable and/or non-deductible. Acquisition related costs of approximately $0 and $204,000 are included in the income statement for the three and six months ended June 30, 2023, respectively. During the three and six months ended June 30, 2022, there were no acquisition costs incurred.

The Company recorded the fair values based on the valuations available as of reporting date. In accordance with business combination accounting guidance, we will continue to evaluate these fair values for up to one year following the acquisition date of January 20, 2023. While management believes the information available and presented below provide a reasonable basis for estimating fair value, we may obtain additional information and evidence during the measurement period that could result in changes to the estimated fair value amounts. Valuations subject to change include, but are not limited to, loans, deposits and certain other assets and liabilities.

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

Index
A summary of the estimated fair value adjustments resulting in the bargain purchase gain recorded in the branch acquisition are presented below (in thousands):

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

The Company recorded a core deposit intangible of $4,970,000 at acquisition. A core deposit intangible refers to the intangible asset that represents the cost savings derived from available core deposits to an alternative funding source. The fair value of the core deposit intangible was calculated using a net cost savings method based on the present value of the estimated net cost savings attributable to the core deposit base over the expected remaining life of the deposits (plus the present value of the tax amortization benefit). The cost savings derived from the core deposit balance was calculated as the difference between the prevailing alternative cost of funds and the estimated cost of the core deposits.

The Company assumed net liabilities, at fair value, of $102,020,000 at acquisition in exchange for cash consideration received of $103,425,000. Under accounting guidance, a bargain purchase gain results if the fair value of consideration received is more than the fair value of the liabilities assumed. Because the cash consideration received exceeded the fair value of liabilities assumed, the Company recorded a bargain purchase gain of $1,405,000 related to the branch acquisitions during the first quarter of 2023. The bargain purchase gain is separately reported as a component of non-interest income in our Condensed Consolidated Statements of Income for the six months ended June 30, 2023.

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

Index
The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2022 (in thousands):

	Three months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2023	Six months ended June 30, 2022
Summarized proforma income statement data:
Net interest income	$17,782	$13,413	$34,001	$25,451
Provision for loan losses	2,600	300	2,600	600
Non-interest income	1,506	1,666	4,418	3,758
Non-interest expense	10,367	9,987	21,822	19,747
Income before taxes	6,321	4,792	13,997	8,862
Provision for income taxes	1,757	1,304	3,867	2,395
Net income	$4,564	$3,488	$10,130	$6,467
Basic earnings per share	$0.32	$0.24	$0.70	$0.45
Diluted earnings per share	$0.31	$0.24	$0.70	$0.44

It is impractical to separately provide information regarding the revenue and earnings of the acquired branches included in the Company’s condensed consolidated statements of income from the January 20, 2023 acquisition date to June 30, 2023 because the operations of the acquired branches were substantially comingled with the operations of the Company as of the system conversion date of January 20, 2023.

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

●
The impact of changes in interest rates and our strategy to manage our interest rate risk profile and the possible effect of changes in residential mortgage interest rates on new originations and refinancing of existing residential mortgage loans

●
Loan portfolio composition and risk grade trends, expected charge-offs, portfolio credit quality, loan demand, our strategy regarding loan modifications, delinquency rates and our underwriting standards and our expectations regarding our recognition of interest income on loans that were provided payment deferrals upon completion of the payment forbearance period

●	Our deposit base including renewal of time deposits and the outlook for deposit balances

●	The impact on our net interest income and net interest margin of changes in interest rates

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

●
Expected rates of return, maturities, loss exposure, growth rates, yields, and projected results, including expectations about the results of the Company's acquisition of these branches from Columbia State Bank, completed in January 2023

●
The possible impact of weather-related or other natural conditions, including drought, fire or flooding, seismic events, and related governmental responses, including related electrical power outages, on economic conditions, especially in the agricultural sector

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

Significant results and developments during the second quarter and year-to-date 2023 included:

•
Net income of $10.1 million for the six months ended June 30, 2023, up 52.6% from $6.6 million earned for the same period last year. Net income of $4.6 million for the three months ended June 30, 2023, up 28.7% from $3.5 million for the same period last year.

•
Diluted income per share of $0.69 for the six months ended June 30, 2023, up 53.3% from diluted income per share of $0.45 in the same period last year. Diluted income per share of $0.31 for the three months ended June 30, 2023, up 29.2% from diluted income per share of $0.24 for the same period last year.

•
Net interest income of $33.8 million for the six months ended June 30, 2023, up 37.0% from $24.6 million for the same period last year. Net interest income of $17.8 million for the three months ended June 30, 2023, up 36.7% from $13.0 million for the same period last year.

•
Net interest margin of 3.76% for the six months ended June 30, 2023, up 33.8% from 2.81% for the same period last year. Net interest margin of 3.97% for the three months ended June 30, 2023, up 35.0% from 2.94% for the same period last year.

•
Provision for credit losses of $2.6 million for the six months ended June 30, 2023, up 333.3% from $0.6 million for the same period last year. Provision for credit losses of $2.6 million for the three months ended June 30, 2023, up 766.7% from $0.3 million for the same period last year. The increase in provision for credit losses was primarily due to an agricultural relationship that required a charge-off of $2.6 million, coupled with loan growth during the quarter ended June 30, 2023.

•	Total assets of $1.91 billion as of June 30, 2023, up 2.3% from $1.87 billion as of December 31, 2022.

•	Total net loans (including loans held-for-sale) of $1.02 billion as of June 30, 2023, up 5.0% from $970.1 million as of December 31, 2022.

•	Total investment securities of $587.7 million as of June 30, 2023, down 4.9% from $618.1 million as of December 31, 2022.

•	Total deposits of $1.76 billion as of June 30, 2023, up 1.8% from $1.73 billion as of December 31, 2022.

•
The Company adopted and implemented ASU 2016-13, more commonly referred to as the Current Expected Credit Loss ("CECL") methodology, on January 1, 2023, which resulted in an increase to the allowance for credit losses ("ACL") and reserve for unfunded commitments totaling $1,300,000 as a cumulative effect adjustment from change in accounting policies, with a corresponding decrease in opening retained earnings of $916,000, net of deferred taxes of $384,000.

•
On January 20, 2023, the Company completed the acquisition from Columbia State Bank of three branches in the California cities of Colusa, Willows, and Orland. The acquisition resulted in the assumption of $115.9 million of deposits and acquisition of loans totaling $4.0 million, fixed assets totaling $3.6 million and cash on hand of $1.3 million.  The Company also recognized a core deposit intangible of $5.0 million.  The Bank received cash consideration totaling approximately $103.4 million, resulting in a bargain purchase gain totaling approximately $1.4 million recognized during the six months ended June 30, 2023.  On an after-tax basis, the bargain purchase gain contributed $1.0 million to net income for the six months ended June 30, 2023.

Index
SUMMARY FINANCIAL DATA

The Company recorded net income of $10,053,000 for the six months ended June 30, 2023, representing an increase of $3,466,000, or 52.6%, from net income of $6,587,000 for the same period in 2022. The Company recorded net income of $4,564,000 for the three months ended June 30, 2023, representing an increase of $1,018,000, or 28.7%, from net income of $3,546,000 for the same period in 2022.

The following tables present a summary of the results for the three and six months ended June 30, 2023 and 2022, and a summary of financial condition at June 30, 2023 and December 31, 2022.

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
(dollars in thousands except for per share amounts)
For the Period:
Net Income	$4,564	$3,546	$10,053	$6,587
Basic Earnings Per Common Share	$0.32	$0.25	$0.70	$0.46
Diluted Earnings Per Common Share	$0.31	$0.24	$0.69	$0.45
Return on Average Assets (annualized)	0.96%	0.76%	1.05%	0.71%
Return on Average Equity (annualized)	13.23%	10.91%	15.08%	9.56%
Average Equity to Average Assets	7.25%	6.95%	6.99%	7.42%

	June 30, 2023	December 31, 2022

(in thousands except for ratios)
At Period End:
Total Assets	$1,913,483	$1,871,361
Total Investment Securities, at fair value	$587,660	$618,092
Total Loans, Net (including loans held-for-sale)	$1,018,732	$970,138
Total Deposits	$1,758,676	$1,726,874
Loan-To-Deposit Ratio	57.9%	56.2%

Index
FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended June 30, 2023			Three months ended June 30, 2022
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets
Interest-earning assets:
Loans (1)	$988,094	$13,722	5.57%	$897,608	$10,465	4.68%
Certificate of deposits	21,491	188	3.51%	11,056	53	1.92%
Interest bearing due from banks	169,071	2,315	5.49%	215,098	456	0.85%
Investment securities, taxable	571,381	2,673	1.88%	603,796	1,933	1.28%
Investment securities, non-taxable (2)	34,953	220	2.52%	35,190	206	2.35%
Other interest earning assets	9,985	165	6.63%	8,976	106	4.74%
Total average interest-earning assets	1,794,975	19,283	4.31%	1,771,724	13,219	2.99%
Non-interest-earning assets:
Cash and due from banks	46,004			47,651
Premises and equipment, net	9,804			6,294
Interest receivable and other assets	59,479			51,856
Total average assets	$1,910,262			$1,877,525

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	425,903	377	0.36%	440,466	67	0.06%
Savings and MMDA’s	455,943	582	0.51%	446,890	115	0.10%
Time, $250,000 or less	78,378	470	2.41%	38,235	22	0.23%
Time, over $250,000	11,373	72	2.54%	10,542	7	0.27%
Total average interest-bearing liabilities	971,597	1,501	0.62%	936,133	211	0.09%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	783,045			793,243
Interest payable and other liabilities	17,210			17,730
Total liabilities	1,771,852			1,747,106
Total average stockholders’ equity	138,410			130,419
Total average liabilities and stockholders’ equity	$1,910,262			$1,877,525
Net interest income and net interest margin (3)		$17,782	3.97%		$13,008	2.94%

(1)
Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is generally excluded. Loan interest income includes loan fees, net of deferred costs of approximately $69 and $1,174 for the three months ended June 30, 2023 and 2022, respectively.  Net loan fees for the three months ended June 30, 2023 and June 30, 2022 include $0 and $1,185 in PPP loan fees recognized, respectively. Also included in loan interest income is interest income recognized on nonaccrual loans paid off totaling $1,285 and $13 for the three months ended June 30, 2023 and 2022, respectively.

(2)	Interest income and yields on tax-exempt securities are not presented on a taxable-equivalent basis.
(3)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)	For disclosure purposes, yield /rates are annualized by dividing the number of days in the reported period by 365.

Index
FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Six months ended June 30, 2023			Six months ended June 30, 2022
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets
Interest-earning assets:
Loans (1)	$975,624	$25,099	5.19%	$869,913	$20,122	4.66%
Certificate of deposits	21,278	362	3.43%	11,779	109	1.87%
Interest bearing due from banks	187,676	4,541	4.88%	243,735	566	0.47%
Investment securities, taxable	576,845	5,356	1.87%	601,086	3,661	1.23%
Investment securities, non-taxable (2)	38,292	493	2.60%	34,817	384	2.22%
Other interest earning assets	9,714	343	7.12%	8,042	224	5.62%
Total average interest-earning assets	1,809,429	36,194	4.03%	1,769,372	25,066	2.86%
Non-interest-earning assets:
Cash and due from banks	45,869			49,573
Premises and equipment, net	8,208			6,386
Interest receivable and other assets	58,412			47,137
Total average assets	$1,921,918			$1,872,468

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	441,640	635	0.29%	436,284	135	0.06%
Savings and MMDA’s	468,668	1,107	0.48%	440,658	225	0.10%
Time, $250,000 or less	62,281	575	1.86%	38,209	45	0.24%
Time, over $250,000	9,037	114	2.54%	10,535	15	0.29%
Total average interest-bearing liabilities	981,626	2,431	0.50%	925,686	420	0.09%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	788,545			789,651
Interest payable and other liabilities	17,318			18,238
Total liabilities	1,787,489			1,733,575
Total average stockholders’ equity	134,429			138,893
Total average liabilities and stockholders’ equity	$1,921,918			$1,872,468
Net interest income and net interest margin (3)		$33,763	3.76%		$24,646	2.81%

(1)
Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is generally excluded. Loan interest income includes loan fees, net of deferred costs of approximately $33 and $2,480 for the six months ended June 30, 2023 and 2022, respectively.  Net loan fees for the six months ended June 30, 2023 and June 30, 2022 include $0 and $2,552 in PPP loan fees recognized, respectively. Also included in loan interest income is interest income recognized on nonaccrual loans paid off totaling $1,285 and $28 for the six months ended June 30, 2023 and 2022, respectively.

(2)	Interest income and yields on tax-exempt securities are not presented on a taxable-equivalent basis.
(3)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)	For disclosure purposes, yield /rates are annualized by dividing the number of days in the reported period by 365.

Index
FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended June 30, 2023			Three months ended March 31, 2023
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets
Interest-earning assets:
Loans (1)	$988,094	$13,722	5.57%	$963,015	$11,377	4.79%
Certificates of deposit	21,491	188	3.51%	21,063	175	3.37%
Interest bearing due from banks	169,071	2,315	5.49%	206,490	2,225	4.37%
Investment securities, taxable	571,381	2,673	1.88%	582,370	2,683	1.87%
Investment securities, non-taxable (2)	34,953	220	2.52%	41,668	273	2.66%
Other interest earning assets	9,985	165	6.63%	9,440	178	7.65%
Total average interest-earning assets	1,794,975	19,283	4.31%	1,824,046	16,911	3.76%
Non-interest-earning assets:
Cash and due from banks	46,004			45,730
Premises and equipment, net	9,804			6,595
Interest receivable and other assets	59,479			57,333
Total average assets	$1,910,262			$1,933,704

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	425,903	377	0.36%	457,551	258	0.23%
Savings and MMDA’s	455,943	582	0.51%	481,534	525	0.44%
Time, $250,000 and under	78,378	470	2.41%	41,774	104	1.01%
Time, over $250,000	11,373	72	2.54%	10,907	43	1.60%
Total average interest-bearing liabilities	971,597	1,501	0.62%	991,766	930	0.38%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	783,045			794,122
Interest payable and other liabilities	17,210			17,429
Total liabilities	1,771,852			1,803,317
Total average stockholders’ equity	138,410			130,387
Total average liabilities and stockholders’ equity	$1,910,262			$1,933,704
Net interest income and net interest margin (3)		$17,782	3.97%		$15,981	3.55%

(1)
Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest is generally excluded.  Loan interest income includes loan fees, net of deferred costs of approximately $69 and $(36) for the three months ended June 30, 2023 and March 31, 2023, respectively. Also included in loan interest income is interest income recognized on nonaccrual loans paid off totaling $1,285 and $15 for the three months ended June 30, 2023 and March 31, 2023, respectively.

(2)	Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
(3)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)	For disclosure purposes, yield/rates are annualized by dividing the number of days in the reported period by 365.

Index
Analysis of Changes
in Interest Income and Interest Expense
(Dollars in thousands)

Following is an analysis of changes in interest income and expense (dollars in thousands) for the three months ended June 30, 2023 over the three months ended June 30, 2022, the six months ended June 30, 2023 over the six months ended June 30, 2022, and the three months ended June 30, 2023 over the three months ended March 31, 2023.  Changes not solely due to interest rate or volume have been allocated proportionately to interest rate and volume.

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023			Three Months Ended June 30, 2023
	Over			Over			Over
	Three Months Ended June 30, 2022			Six Months Ended June 30, 2022			Three Months Ended March 31, 2023
	Volume	Interest Rate	Change	Volume	Interest Rate	Change	Volume	Interest Rate	Change

Increase in Interest Income:

Loans	$1,129	$2,128	$3,257	$2,570	$2,407	$4,977	$323	$2,022	$2,345
Certificates of Deposit	72	63	135	124	129	253	4	9	13
Due From Banks	(118)	1,977	1,859	(162)	4,137	3,975	(441)	531	90
Investment Securities - Taxable	(110)	850	740	(155)	1,850	1,695	(31)	21	(10)
Investment Securities - Non-taxable	(1)	15	14	40	69	109	(40)	(13)	(53)
Other Assets	13	46	59	53	66	119	11	(24)	(13)
	$985	$5,079	$6,064	$2,470	$8,658	$11,128	$(174)	$2,546	$2,372

Increase in Interest Expense:

Deposits:
Interest-Bearing Transaction Deposits	$(2)	$312	$310	$2	$498	$500	$(20)	$139	$119
Savings & MMDAs	2	465	467	15	867	882	(28)	85	57
Time Certificates	44	469	513	38	591	629	174	221	395

	$44	$1,246	$1,290	$55	$1,956	$2,011	$126	$445	$571

Increase in Net Interest Income:	$941	$3,833	$4,774	$2,415	$6,702	$9,117	$(300)	$2,101	$1,801

Index
CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a $17,389,000, or 9.3%, increase in cash and cash equivalents, a $244,000, or 1.2%, increase in certificates of deposit, a $30,432,000, or 4.9%, decrease in investment securities available-for-sale, a $47,583,000, or 4.9%, increase in net loans held-for-investment, and a $1,011,000, or 100.0%, increase in loans held-for-sale from December 31, 2022 to June 30, 2023. The increase in cash and cash equivalents was primarily due to an increase in deposit balances, primarily due to the purchase of brokered deposits coupled with deposits assumed from the branch acquisition during the first quarter of 2023, which was partially offset by seasonal fluctuations and deposit outflows due to changes in market conditions and monetary policy and originations of loans held-for-investment. The increase in certificates of deposit was due to allocating cash flows towards purchases of certificates of deposit, partially offset by maturities of certificates of deposit. The decrease in investment securities was primarily due to maturities and principal repayments on available-for-sale securities, which was partially offset by purchases of available-for-sale securities. The increase in net loans held-for-investment was primarily driven by growth in commercial real estate and residential mortgage loans, partially offset by net reductions in commercial and agricultural loans. The increase in loans held-for-sale was due to the timing of funding and sale of the loans held-for-sale pipeline. Loans held-for-sale as of June 30, 2023 were subsequently sold in July 2023.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect an increase in total deposits of $31,802,000, or 1.8%, from December 31, 2022 to June 30, 2023. The overall increase in total deposits was primarily due to the purchase of brokered deposits during the second quarter, coupled with the assumption of $115.9 million of deposits as part of the acquisition of three branches in the California cities of Colusa, Willows, and Orland during the first quarter, which was partially offset by seasonal fluctuations and deposit outflows due to changes in market conditions and monetary policy.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The Federal Open Market Committee increased the Federal Funds rate by 75 basis points to a target range of 5.00% to 5.25% during the six months ended June 30, 2023.

Interest income on loans for the six months ended June 30, 2023 was up 24.7% from the same period in 2022, increasing from $20,122,000 to $25,099,000, and was up 31.1% for the three months ended June 30, 2023 over the same period in 2022, increasing from $10,465,000 to $13,722,000. The increase in interest income on loans for the six months ended June 30, 2023 as compared to the same period a year ago was primarily due to an increase in average balance of loans, a 53 basis point increase in yield on loans and recognition of interest on a non-performing loan, which was partially offset by a decrease in PPP fee recognition. The increase in interest income on loans for the three months ended June 30, 2023 as compared to the same period a year ago was primarily due to an increase in average balance of loans, an 89 basis point increase in yield on loans and recognition of interest on a non-performing loan, which was partially offset by a decrease in PPP fee recognition. The Company recognized a paydown during the quarter on a non-performing agricultural loan relationship, resulting in the recognition of interest totaling $1.3 million included in interest income on loans for the three and six months ended June 30, 2023. PPP processing fees received from the SBA for PPP loans originated in 2020 and 2021 were recognized as an adjustment to the effective yield over the loan’s life and fully recognized in income upon repayment or SBA forgiveness of the loan. The Company recognized the remaining balance of PPP loan fees during 2022. The Company recognized PPP processing fees totaling $0 and approximately $2.6 million for the six-month periods ended June 30, 2023 and June 30, 2022, respectively. The Company recognized PPP processing fees totaling $0 and approximately $1.2 million for the three-month periods ended June 30, 2023 and June 30, 2022, respectively.

Interest income on certificates of deposit for the six months ended June 30, 2023 was up 232.1% from the same period in 2022, increasing from $109,000 to $362,000, and was up 254.7% for the three months ended June 30, 2023 over the same period in 2022, increasing from $53,000 to $188,000. The increase in interest income on certificates of deposit for the six months ended June 30, 2023 as compared to the same period a year ago was primarily due to a 156 basis point increase in yield on certificates of deposit coupled with an increase in average balances of certificates of deposit. The increase in interest income on certificates of deposit for the three months ended June 30, 2023 as compared to the same period a year ago was primarily due to a 159 basis point increase in yield on certificates of deposit coupled with an increase in average balances of certificates of deposit.

Interest income on interest-bearing due from banks for the six months ended June 30, 2023 was up 702.3% from the same period in 2022, increasing from $566,000 to $4,541,000, and was up 407.7% for the three months ended June 30, 2023 over the same period in 2022, increasing from $456,000 to $2,315,000. This income is primarily derived from interest on reserves held at the Federal Reserve. The increase in interest income on interest-bearing due from banks for the six months ended June 30, 2023 as compared to the same period a year ago was primarily due to increases in the Federal Funds rate resulting in a 441 basis point increase in yield on interest-bearing due from banks, which was partially offset by a decrease in average balances of interest-bearing due from banks. The increase in interest income on interest-bearing due from banks for the three months ended June 30, 2023 as compared to the same period a year ago was primarily due to a 464 basis point increase in yield on interest-bearing due from banks, which was partially offset by a decrease in average balances of interest-bearing due from banks.

Index
Interest income on investment securities available-for-sale for the six months ended June 30, 2023 was up 44.6% from the same period in 2022, increasing from $4,045,000 to $5,849,000, and was up 35.3% for the three months ended June 30, 2023 over the same period in 2022, increasing from $2,139,000 to $2,893,000. The increase in interest income on investment securities for the six months ended June 30, 2023 as compared to the same period a year ago was primarily due to a 64 basis point increase in investment yields, which was partially offset by a decrease in average investment securities. The increase in interest income on investment securities for the three months ended June 30, 2023 as compared to the same period a year ago was primarily due to a 57 basis point increase in investment yields, which was partially offset by a decrease in average investment securities.

Interest income on other earning assets for the six months ended June 30, 2023 was up 53.1% from the same period in 2022, increasing from $224,000 to $343,000, and was up 55.7% for the three months ended June 30, 2023 over the same period in 2022, increasing from $106,000 to $165,000. This income is primarily derived from dividends received by the Federal Home Loan Bank. The increase in interest income on other earning assets for the six months ended June 30, 2023 as compared to the same period a year ago was primarily due to a 150 basis point increase in yield on other earning assets coupled with an increase in average balances of other earning assets. The increase in interest income on other earning assets for the three months ended June 30, 2023 as compared to the same period a year ago was primarily due to a 189 basis point increase in yield on other earning assets coupled with an increase in average balances of other earning assets.

The Company had no Federal Funds sold balances during the three and six months ended June 30, 2023 and June 30, 2022.

Interest Expense

Interest expense on deposits for the six months ended June 30, 2023 was up 478.8% from the same period in 2022, increasing from $420,000 to $2,431,000, and was up 611.4% for the three months ended June 30, 2023 over the same period in 2022, increasing from $211,000 to $1,501,000. The increase in interest expense for the six months ended June 30, 2023 as compared to the same period a year ago was primarily due to a 41 basis point increase in average interest-bearing deposit yield coupled with an increase in average balance of interest-bearing liabilities. The increase in interest expense for the three months ended June 30, 2023 as compared to the same period a year ago was primarily due to a 53 basis point increase in average interest-bearing deposit yield coupled with an increase in average balance of interest-bearing liabilities.

Provision for Credit Losses

Provision for credit losses for the six months ended June 30, 2023 was up 333.3% from the same period in 2022, increasing from $600,000 to $2,600,000, and was up 766.7% for the three months ended June 30, 2023 over the same period in 2022, increasing from $300,000 to $2,600,000. The increase in provision for credit losses was driven by the need to replenish the ACL for net charge-off activity as well as to provide reserves for our quarterly loan growth and increased reserve requirements due to increases in the levels of forecasted California unemployment. During the quarter ended June 30, 2023, the Company experienced a credit event related to suspected customer fraud on a single agricultural relationship that required a charge-off of $2,567,000 against the ACL. Management believes that the allowance for credit losses at June 30, 2023 appropriately reflected expected credit losses in the loan portfolio at that date.

Provision for Unfunded Lending Commitment Losses

Provision for unfunded lending commitment losses totaled $0 and $50,000 for the six-month periods ended June 30, 2023 and 2022, respectively. There was no provision for unfunded lending commitment losses for the three-month periods ended June 30, 2023 and June 30, 2022.

Provisions for unfunded lending commitment losses are included in the provision for credit losses in the Condensed Consolidated Statements of Income.

Non-Interest Income

Non-interest income was up 28.4% for the six months ended June 30, 2023 from the same period in 2022, increasing from $3,410,000 to $4,379,000.

Index
The increase was primarily driven by a bargain purchase gain, an increase in debit card income and decrease in losses on sales of securities, which was partially offset by decreases in loan servicing income, service charges on deposit accounts, gains on sales of loans held-for-sale and investment and brokerage income. The Company recognized a bargain purchase gain totaling approximately $1.4 million as a result of the acquisition of the Colusa, Willows, and Orland branches in the first quarter of 2023. The decrease in loan servicing income was primarily due to the prior year reversal of impairment expense on the Company’s mortgage servicing rights asset coupled with a decrease in mortgage servicing assets booked.

Non-interest income was up 0.9% for the three months ended June 30, 2023 from the same period in 2022, increasing from $1,492,000 to $1,506,000.

The increase was primarily due to a decrease in losses on sales of available-for-sale securities and an increase in debit card income, which was partially offset by decreases in service charges on deposit accounts, gains on sales of loans held-for-sale and loan servicing income.

Non-Interest Expenses

Total non-interest expenses were up 17.5% for the six months ended June 30, 2023 from the same period in 2022, increasing from $18,430,000 to $21,651,000. The increase was primarily due to increases in salaries and employee benefits expense, occupancy and equipment, data processing, amortization of core deposit intangibles and other non-interest expenses. The increase in salaries and employee benefits expense was primarily due to an increase in full-time equivalent employees. The increases in occupancy and equipment, data processing and amortization of core deposit intangibles are primarily due to the branch acquisitions in the first quarter of 2023. The branch acquisitions also contributed to the increase in other non-interest expenses such as legal expenses, consulting fees and training expenses. The recovery of loan collection expenses was due to the recognition of a paydown on a non-performing agricultural loan relationship, resulting in the recovery of back interest and $0.7 million in loan collection expense recoveries.

Total non-interest expenses were up 11.1% for the three months ended June 30, 2023 from the same period in 2022, increasing from $9,328,000 to $10,367,000. The increase was primarily due to increases in salaries and employee benefits expense, occupancy and equipment, data processing, amortization of core deposit intangibles and FDIC assessments, which was partially offset by a decrease in other non-interest expenses. The increase in salaries and employee benefits expense was primarily due to an increase in full-time equivalent employees. The increases in occupancy and equipment, data processing and amortization of core deposit intangibles was primarily due to the branch acquisitions in the first quarter of 2023. The increase in FDIC assessments was due to a base rate increase. The recovery of loan collection expenses was due to the recognition of a paydown on a non-performing agricultural loan relationship, resulting in the recovery of back interest and $0.7 million in loan collection expense recoveries.

The following table sets forth other non-interest expenses by category for the three and six months ended June 30, 2023 and 2022.

	(in thousands)
	Three months ended June 30, 2023	Three months ended June 30, 2022	Six months ended June 30, 2023	Six months ended June 30, 2022
Other non-interest expenses
FDIC assessments	$310	$110	$450	$275
Contributions	66	45	111	82
Legal fees	147	179	340	323
Accounting and audit fees	182	152	317	269
Consulting fees	184	112	436	190
Postage expense	55	49	95	94
Telephone expense	38	38	86	74
Public relations	73	80	144	131
Training expense	45	54	128	80
Loan origination expense	57	117	127	150
Computer software depreciation	7	9	16	23
Sundry losses	65	49	123	103
Loan collection expense (recovery)	(595)	83	(454)	178
Debit card expense	306	246	598	476
Other non-interest expense	457	344	860	703

Total other non-interest expenses	$1,397	$1,667	$3,377	$3,151

Index
Income Taxes

The Company’s tax rate, the Company’s income before taxes and the amount of tax relief provided by non-taxable earnings affect the Company’s provision for income taxes. Provision for income taxes increased 57.4% for the six months ended June 30, 2023 from the same period in 2022, increasing from $2,439,000 to $3,838,000, and increased 32.5% for the three months ended June 30, 2023 from the same period in 2022, increasing from $1,326,000 to $1,757,000. The increase in provision for income taxes was primarily due to an increase in pre-tax income. The effective tax rate was 27.6% and 27.0% for the six months ended June 30, 2023 and June 30, 2022, respectively. The effective tax rate was 27.8% and 27.2% for the three months ended June 30, 2023 and June 30, 2022, respectively.

Off-Balance Sheet Commitments

The following table shows the distribution of the Company’s undisbursed loan commitments at the dates indicated.

	(in thousands)

	June 30, 2023	December 31, 2022

Undisbursed loan commitments	$198,385	$205,610
Standby letters of credit	1,262	1,930
Commitments to sell loans	1,905	—
	$201,552	$207,540

The reserve for unfunded lending commitments amounted to $1,200,000 and $700,000 as of June 30, 2023 and December 31, 2022, respectively. The reserve for unfunded lending commitments is included in other liabilities on the Condensed Consolidated Balance Sheets. See Note 7 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q, "Financial Instruments with Off-Balance Sheet Risk," for additional information.

Index
Asset Quality

The Company manages asset quality and credit risk by maintaining diversification in its loan portfolio and through review processes that include analysis of credit requests and ongoing examination of outstanding loans and delinquencies, with particular attention to portfolio dynamics and loan mix. The Company strives to identify loans experiencing difficulty early enough to correct the problems, to record charge-offs promptly based on realistic assessments of collectability and current collateral values and to maintain an adequate allowance for loan losses at all times.  Asset quality reviews of loans and other non-performing assets are administered using credit risk-rating standards and criteria similar to those employed by state and federal banking regulatory agencies. The federal bank regulatory agencies utilize the following definitions for assets adversely classified for supervisory purposes:

•
Substandard Assets – A substandard asset is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

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

The following table summarizes the Company’s non-accrual loans net of guarantees of the State of California and U.S. Government by loan category at June 30, 2023 and December 31, 2022:

	At June 30, 2023			At December 31, 2022
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(in thousands)

Commercial	$—	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—	—
Agriculture	5,163	—	5,163	7,416	—	7,416
Residential mortgage	412	—	412	123	—	123
Residential construction	—	—	—	—	—	—
Consumer	593	—	593	637	—	637
Total non-accrual loans	$6,168	$—	$6,168	$8,176	$—	$8,176

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

Non-accrual loans amounted to $6,168,000 at June 30, 2023 and were comprised of four agriculture loans totaling $5,163,000, two residential mortgage loans totaling $412,000, and four consumer loans totaling $593,000. Non-accrual loans amounted to $8,176,000 at December 31, 2022 and were comprised of three agriculture loans totaling $7,416,000, one residential mortgage loan totaling $123,000 and four consumer loans totaling $637,000.

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

Index
As the following table illustrates, total non-performing assets, net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, decreased $2,008,000, or 23.4%, to $6,571,000 during the first six months of 2023. Non-performing assets, net of guarantees, represented 0.3% of total assets at June 30, 2023.

	At June 30, 2023			At December 31, 2022
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Non-accrual loans	$6,168	$—	$6,168	$8,176	$-	$8,176
Loans 90 days past due and still accruing	403	—	403	403	—	403

Total non-performing loans	6,571	—	6,571	8,579	—	8,579
Other real estate owned	—	—	—	—	—	—
Total non-performing assets	$6,571	$—	$6,571	$8,579	$—	$8,579

Non-performing loans (net of guarantees) to total loans			0.6%			0.9%
Non-performing assets (net of guarantees) to total assets			0.3%			0.5%
Allowance for credit losses to non-performing loans (net of guarantees)			237.1%			172.4%

The Company had one loan totaling $403,000 that was 90 days or more past due and still accruing at each of the periods ended June 30, 2023 and December 31, 2022.

Excluding the non-performing loans cited previously, loans totaling $12,718,000 and $6,490,000 were classified as substandard loans, representing potential problem loans at June 30, 2023 and December 31, 2022, respectively.  Management believes that the allowance for credit losses at June 30, 2023 and December 31, 2022 appropriately reflected expected credit losses in the loan portfolio at that date.  The ratio of the allowance for credit losses to total loans at June 30, 2023 and December 31, 2022 was 1.51% and 1.50%, respectively. The Company adopted and implemented CECL on January 1, 2023. The ratio of the allowance for credit losses to total loans as of June 30, 2023 is based on the expected loss methodology, and the ratio of allowance for credit losses to total loans as of December 31, 2022 is based on the incurred loss methodology.

Other real estate owned (“OREO”) consists of property that the Company has acquired by deed in lieu of foreclosure or through foreclosure proceedings, and property that the Company does not hold title to but is in actual control of, known as in-substance foreclosure. The estimated fair value of the property is determined prior to transferring the balance to OREO. The balance transferred to OREO is the estimated fair value of the property less estimated cost to sell.  Impairment may be deemed necessary to bring the book value of the loan equal to the appraised value. Appraisals or loan officer evaluations are then conducted periodically thereafter charging any additional impairment to the appropriate expense account. The Company had no OREO as of June 30, 2023 and December 31, 2022.

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

The following table summarizes the ACL of the Company during the six months ended June 30, 2023 and 2022, and for the year ended December 31, 2022:

Analysis of the Allowance for Credit Losses
(Amounts in thousands, except percentage amounts)

	Six months ended June 30,		Year ended December 31,
	2023	2022	2022

Balance at beginning of period	$14,792	$13,952	$13,952
Impact of adopting ASC 326	800	—	—
Provision for credit losses	2,600	600	900
Loans charged-off:
Commercial	(178)	(297)	(297)
Commercial Real Estate	—	—	—
Agriculture	(2,567)	—	—
Residential Mortgage	(3)	—	—
Residential Construction	—	—	—
Consumer	(1)	(9)	(48)

Total charged-off	(2,749)	(306)	(345)

Recoveries:
Commercial	135	24	275
Commercial Real Estate	—	—	—
Agriculture	—	—	—
Residential Mortgage	—	—	—
Residential Construction	—	—	—
Consumer	1	5	10

Total recoveries	136	29	285

Net charge-offs	(2,613)	(277)	(60)

Balance at end of period	$15,579	$14,275	$14,792

Ratio of net charge-offs to average loans outstanding during the period (annualized)	(0.53%)	(0.06%)	(0.01%)
Allowance for credit losses to total loans	1.51%	1.51%	1.50%
Nonaccrual loans to total loans	0.6%	1.1%	0.8%
Allowance for credit losses to nonaccrual loans	252.6%	139.4%	180.9%

Index
Deposits

Deposits are one of the Company’s primary sources of funds.  At June 30, 2023 and December 31, 2022, the Company had the following deposit mix:

	June 30, 2023	December 31, 2022

Savings and MMDA	25.2%	26.6%
Time	6.3%	2.6%
Interest-bearing transaction	24.1%	25.9%
Non-interest bearing transaction	44.4%	44.9%

The Company obtains deposits primarily from the communities it serves. The Company believes that no material portion of its deposits has been obtained from or is dependent on any one person or industry. The Company accepts deposits in excess of $250,000 from customers.  These deposits are priced to remain competitive.

Maturities of time certificates of deposit of over $250,000 outstanding at June 30, 2023 and December 31, 2022 are summarized as follows:

	(in thousands)
	June 30, 2023	December 31, 2022
Three months or less	$5,607	$1,211
Over three to six months	1,644	1,012
Over six to twelve months	3,753	3,769
Over twelve months	2,960	3,248
Total	$13,964	$9,240

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

Asset liquidity sources consist of the repayments and maturities of loans, selling of loans, short-term money market investments, maturities of securities and sales of securities from the available-for-sale portfolio. These activities are generally summarized as investing activities in the Condensed Consolidated Statement of Cash Flows. For the six months ended June 30, 2023 net liquidity provided by investing activities totaled $87,379,000.

The Company’s available-for-sale investment securities plus cash and cash equivalents and certificates of deposit totaled $813,658,000 on June 30, 2023, which was 42.5% of assets at that time. This was a decrease of $12,799,000 from $826,457,000 and 44.2% of assets as of December 31, 2022. The Company’s investment securities are generally shorter term in nature to provide ongoing cash flows for liquidity needs and/or reinvestment for interest rate risk management. On June 30, 2023, the effective duration of our investment securities was 3.05 with projected principal cashflow of $94,408,000 for the remainder of 2023 available for reinvestment or liquidity needs. The Company had no held-to-maturity securities as of June 30, 2023 and December 31, 2022.

Liquidity may also be impacted from liabilities through changes in deposits and borrowings outstanding. These activities are included under financing activities in the Condensed Consolidated Statement of Cash Flows. As of June 30, 2023 the Company had $0 in borrowings outstanding. For the six months ended June 30, 2023 net liquidity used in financing activities totaled $82,978,000. While these sources of funds are expected to continue to provide significant amounts of funds in the future, their mix, as well as the possible use of other sources, will depend on future economic and market conditions.

Liquidity is also provided or used through the results of operating activities. For the six months ended June 30, 2023 operating activities provided cash of $12,988,000, primarily from net income of $10,053,000.

Liquidity is measured by various ratios, in management’s opinion, the most common being the ratio of net loans to deposits (including loans held-for-sale).  This ratio was 57.9% on June 30, 2023.

Index
Loan demand during the remainder of 2023 will depend in part on economic and competitive conditions. The Company emphasizes the solicitation of non-interest-bearing demand deposits and money market checking accounts, which are the least sensitive to interest rates. The outlook for deposit balances during the remainder of 2023 is subject to actions by the Federal Reserve and heightened competition.

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks which totaled $122,000,000 at June 30, 2023.  Additionally, the Company has a line of credit with the FHLB, with a remaining borrowing capacity at June 30, 2023 of $378,015,000; credit availability is subject to certain collateral requirements. In addition, the Bank is eligible for participation in the newly created Bank Term Funding Program at the Federal Reserve which is intended to provide liquidity to U.S. depository institutions using 1-year advances, prepayable without penalty, provided at the one-year overnight index swap rate plus 10 basis points limited to the value of eligible collateral. Eligible collateral includes any collateral eligible for purchase by the Federal Reserve Bank, at par value, provided such collateral was owned by the borrower at March 12, 2023. As of June 30, 2023, the Company had $615,502,000 in par value of unpledged securities available to pledge to secure advances under the newly created Bank Term Funding Program.

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

As of June 30, 2023, the Bank’s capital ratios exceeded applicable regulatory requirements. The following table presents the capital ratios for the Bank, compared to the regulatory standards for well-capitalized depository institutions, as of June 30, 2023.

	(amounts in thousands except percentage amounts)
	Actual		Well Capitalized
	Capital	Ratio	Ratio Requirement
Leverage	$175,201	8.99%	5.0%
Common Equity Tier 1	$175,201	14.56%	6.5%
Tier 1 Risk-Based	$175,201	14.56%	8.0%
Total Risk-Based	$190,268	15.81%	10.0%

Index
ITEM 3.	– QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in the quantitative and qualitative disclosures about market risk as of June 30, 2023, from those presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which are incorporated by reference herein.

ITEM 4.	– CONTROLS AND PROCEDURES

(a)  We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2023.  This conclusion is based on an evaluation conducted under the supervision and with the participation of management.

(b)  During the quarter ended June 30, 2023, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

For a discussion of risk factors relating to our business, please refer to Part I, Item 1A of our 2022 Form 10-K, which is incorporated by reference herein, and to the following:

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

The overall level of the federal government’s debt, the extensive political disagreements regarding the government’s statutory debt limit and the continuing substantial federal budget deficits led to a downgrade from “AAA” to “AA+” of the long-term sovereign credit rating of United States debt by one credit rating agency.  On August 1, 2023, a second credit rating agency downgraded certain of the United States’ long-term debt ratings to AA+ from AAA citing an expected fiscal deterioration over the next three years, a high and growing general government debt burden and the erosion of governance relative to other highly rated peers over the last two decades resulting in repeated debt limit standoffs and last-minute resolutions.   This risk could be exacerbated over time.

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

Increases in the Allowance for Credit Losses Would Adversely Affect the Bank’s Financial Condition and Results of Operations

The Bank’s allowance for credit losses on loans was approximately $15.6 million, or 1.51% of total loans, at June 30, 2023, compared to allowance for loan losses of approximately $14.8 million, or 1.50% of total loans, at December 31, 2022, and 237.1% of total non-performing loans net of guaranteed portions at June 30, 2023, compared to 172.4% of total non-performing loans, net of guaranteed portions at December 31, 2022.  Provision for credit losses totaling $2.6 million for the six months ended June 30, 2023, compared to $0.6 million for the six months ended June 30, 2022. Provision for credit losses totaling $2.6 million for the three months ended June 30, 2023, compared to $0.3 for the three months ended June 30, 2022. The increase in provision for credit losses was primarily due to an agricultural relationship that required a charge-off of $2.6 million, coupled with loan growth during the quarter ended June 30, 2023.

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

Index
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

The Bank’s Dependence on Real Estate Lending Increases Our Risk of Losses

The Bank’s primary lending focus has historically been commercial (including agricultural), construction, and real estate mortgage.  At June 30, 2023, real estate mortgage (excluding loans held-for-sale) and construction loans (residential and other) comprised approximately 86% and 2%, respectively, of the total loans in the Bank’s portfolio.  At June 30, 2023, all of the Bank’s real estate mortgage and construction loans and approximately 2% of its commercial loans were secured fully or in part by deeds of trust on underlying real estate.  The Company’s dependence on real estate increases the risk of loss in both the Bank’s loan portfolio and its holdings of other real estate owned if economic conditions in Northern California were to deteriorate. Deterioration of the real estate market in Northern California would have a material adverse effect on the Company’s business, financial condition, and results of operations.

The CFPB has adopted various regulations which have impacted, and will continue to impact, our residential mortgage lending business.

Index
ITEM 2.	– UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Company made the following purchases of its common stock during the three months ended  June 30, 2023:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(1)
April 1 - April 30, 2023	200	$7.60	200	16,274
May 1 - May 31, 2023	—	—	—	16,274
June 1 - June 30, 2023	16,274	$7.05	16,274	—
Total	16,474		16,474

(1)
On May 20, 2021, the Company approved a stock repurchase program effective June 15, 2021.  The stock repurchase program, which remained in effect until June 14, 2023, allowed repurchases by the Company in an aggregate amount of up to 4% of the Company’s 13,680,085 outstanding shares of common stock as of March 31, 2021.  This represented total shares of 547,203 eligible for repurchase.  The Company repurchased 21,325 and 505,824 shares of the Company's outstanding common stock during the years ended December 31, 2022 and 2021, respectively.

ITEM 3.	– DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	– MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	– OTHER INFORMATION

None.

ITEM 6.	– EXHIBITS

Exhibit Number	Description of Document

3.1	Amended Articles of Incorporation of the Company, as amended May 30, 2023

31.1	Rule 13a — 14(a) Certification of Chief Executive Officer

31.2	Rule 13a — 14(a) Certification of Chief Financial Officer

32.1**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

FIRST NORTHERN COMMUNITY BANCORP

Date:	August 10, 2023	By:	/s/ Kevin Spink

Kevin Spink, Executive Vice President / Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)