Form 10-Q
period 2023-09-30
FIRST NORTHERN COMMUNITY BANCORP
filed 2023-11-09
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2023

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

The number of shares of Common Stock outstanding as of November 6, 2023 was 14,730,761.

FIRST NORTHERN COMMUNITY BANCORP

Index
PART I – FINANCIAL INFORMATION

FIRST NORTHERN COMMUNITY BANCORP

ITEM I.    – FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)	September 30, 2023	December 31, 2022

Assets

Cash and cash equivalents	$197,105	$187,417
Certificates of deposit	20,696	20,948
Investment securities – available-for-sale, at estimated fair value, net of allowance for credit losses of $0; amortized cost of $636,903 at September 30, 2023 and $683,784 at December 31, 2022	567,409	618,092
Loans, net of allowance for credit losses of $16,149 at September 30, 2023 and $14,792 at December 31, 2022	1,037,066	970,138
Loans held-for-sale	369	—
Stock in Federal Home Loan Bank and other equity securities, at cost	10,518	9,440
Premises and equipment, net	10,058	6,122
Core deposit intangible	4,367	—
Interest receivable and other assets	54,740	59,204

Total Assets	$1,902,328	$1,871,361

Liabilities and Stockholders’ Equity

Liabilities:

Demand deposits	$770,620	$775,173
Interest-bearing transaction deposits	405,980	448,039
Savings and MMDA’s	444,646	459,307
Time, $250,000 or less	106,241	35,115
Time, over $250,000	18,857	9,240
Total deposits	1,746,344	1,726,874

Interest payable and other liabilities	19,498	19,447

Total Liabilities	1,765,842	1,746,321

Commitments and contingencies (Note 7)

Stockholders’ Equity:
Common stock, no par value; 32,000,000 shares authorized at September 30, 2023, 16,000,000 shares authorized at December 31, 2022; 14,732,351 shares issued and outstanding at September 30, 2023 and 14,652,584 shares issued and outstanding at December 31, 2022	116,768	116,099
Additional paid-in capital	977	977
Retained earnings	67,945	54,492
Accumulated other comprehensive loss, net	(49,204)	(46,528)
Total Stockholders’ Equity	136,486	125,040

Total Liabilities and Stockholders’ Equity	$1,902,328	$1,871,361

See notes to unaudited condensed consolidated financial statements.

Index
FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)	Three months ended September 30, 2023	Three months ended September 30, 2022	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Interest and dividend income:
Loans	$13,098	$10,857	$38,197	$30,979
Due from banks interest bearing accounts	2,064	1,118	6,967	1,793
Investment securities
Taxable	2,685	2,122	8,041	5,783
Non-taxable	199	250	692	634
Other earning assets	214	137	557	361
Total interest and dividend income	18,260	14,484	54,454	39,550
Interest expense:
Deposits	2,386	271	4,817	691
Total interest expense	2,386	271	4,817	691
Net interest income	15,874	14,213	49,637	38,859
Provision for credit losses	500	300	3,100	900
Net interest income after provision for credit losses	15,374	13,913	46,537	37,959
Non-interest income:
Service charges on deposit accounts	436	414	1,259	1,308
Gains on sales of loans held-for-sale	62	27	93	145
Investment and brokerage services income	136	137	387	443
Mortgage brokerage income	11	10	21	21
Loan servicing income	79	78	209	569
Debit card income	713	635	2,094	1,915
Losses on sales/calls of available-for-sale securities	—	—	(64)	(152)
Gain on bargain purchase	—	—	1,405	—
Other income	339	769	751	1,231
Total non-interest income	1,776	2,070	6,155	5,480
Non-interest expenses:
Salaries and employee benefits	6,377	6,164	19,653	17,578
Occupancy and equipment	1,064	896	3,138	2,645
Data processing	933	912	2,949	2,587
Stationery and supplies	103	75	272	203
Advertising	111	99	322	276
Directors’ fees	83	60	234	196
Amortization of core deposit intangible	226	—	603	—
Other expense	1,986	1,703	5,363	4,854
Total non-interest expenses	10,883	9,909	32,534	28,339
Income before provision for income taxes	6,267	6,074	20,158	15,100
Provision for income taxes	1,648	1,506	5,486	3,945

Net income	$4,619	$4,568	$14,672	$11,155

Basic earnings per common share	$0.32	$0.32	$1.01	$0.77
Diluted earnings per common share	$0.32	$0.31	$1.01	$0.77

See notes to unaudited condensed consolidated financial statements.

Index
FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands)	Three months ended September 30, 2023	Three months ended September 30, 2022	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Net income	$4,619	$4,568	$14,672	$11,155
Other comprehensive loss, net of tax:
Unrealized holding losses arising during the period, net of tax effect of $(2,097) and $(7,461) for the three months ended September 30, 2023 and September 30, 2022, respectively, and $(1,145) and $(19,850) for the nine months ended September 30, 2023 and September 30, 2022, respectively	(4,999)	(18,492)	(2,721)	(49,204)
Less: reclassification adjustment due to losses realized on sales of securities, net of tax effect of $0 for each of the three months ended September 30, 2023 and September 30, 2022, and $19 and $44 for the nine months ended September 30, 2023 and September 30, 2022, respectively	—	—	45	108
Other comprehensive loss, net of tax	$(4,999)	$(18,492)	$(2,676)	$(49,096)

Comprehensive (loss) income	$(380)	$(13,924)	$11,996	$(37,941)

See notes to unaudited condensed consolidated financial statements.

Index
FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Earnings	Loss, net of tax	Total

Balance at December 31, 2021	13,848,904	$109,793	$977	$44,338	$(4,197)	$150,911
Net income				3,041		3,041
Other comprehensive loss, net of taxes					(19,963)	(19,963)
Stock dividend adjustment	3,276	366		(366)		—
Cash in lieu of fractional shares	(161)			(8)		(8)
Stock-based compensation		164				164
Common shares issued related to restricted stock grants	67,596	—				—
Stock options exercised, net	11,615	—				—
Stock repurchase and retirement	(1,401)	(15)				(15)
Balance at March 31, 2022	13,929,829	$110,308	$977	$47,005	$(24,160)	$134,130
Net income				3,546		3,546
Other comprehensive loss, net of taxes					(10,641)	(10,641)
Stock-based compensation		168				168
Common shares issued related to restricted stock grants	1,500	—				—
Stock repurchase and retirement	(7,280)	(69)				(69)
Balance at June 30, 2022	13,924,049	$110,407	$977	$50,551	$(34,801)	$127,134
Net income				4,568		4,568
Other comprehensive loss, net of taxes					(18,492)	(18,492)
Stock-based compensation		168				168
Stock repurchase and retirement	(2,000)	(18)				(18)
Balance at September 30, 2022	13,922,049	$110,557	$977	$55,119	$(53,293)	$113,360

Balance at December 31, 2022	14,652,584	$116,099	$977	$54,492	$(46,528)	$125,040
Cumulative change from adoption of ASU 2016-13 on January 1, 2023				(916)		(916)
Balance at January 1, 2023 (as adjusted for adoption of accounting standard)	14,652,584	116,099	977	53,576	(46,528)	124,124
Net income				5,489		5,489
Other comprehensive income, net of taxes					6,013	6,013
Stock dividend adjustment	3,525	296		(296)		—
Cash in lieu of fractional shares	(164)			(7)		(7)
Stock-based compensation		192				192
Common shares issued related to restricted stock grants	72,242	—				—
Stock options exercised, net of swapped shares	11,000	—				—
Stock repurchase and retirement	(3,580)	(26)				(26)
Balance at March 31, 2023	14,735,607	$116,561	$977	$58,762	$(40,515)	$135,785
Net income				4,564		4,564
Other comprehensive loss, net of taxes					(3,690)	(3,690)
Stock-based compensation		188				188
Common shares issued related to restricted stock grants	1,500					—
Stock repurchase and retirement	(16,474)	(117)				(117)
Balance at June 30, 2023	14,720,633	$116,632	$977	$63,326	$(44,205)	$136,730
Net income				4,619		4,619
Other comprehensive loss, net of taxes					(4,999)	(4,999)
Stock-based compensation		136				136
Restricted stock cancelled, net of common shares issued related to restricted stock grants	(10,209)					—
Stock options exercised, net	21,927	—				—
Balance at September 30, 2023	14,732,351	$116,768	$977	$67,945	$(49,204)	$136,486

See notes to unaudited condensed consolidated financial statements.

Index
FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	(in thousands)
	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Cash Flows From Operating Activities
Net income	$14,672	$11,155
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	730	571
Accretion and amortization of investment securities premiums and discounts, net	1,591	3,545
Valuation adjustment on mortgage servicing rights	—	(276)
Increase (decrease) in deferred loan origination fees and costs, net	759	(2,259)
Amortization of core deposit intangible	603	—
Provision for credit losses	3,100	900
Stock-based compensation	516	500
Losses on sales/calls of available-for-sale securities	64	152
Amortization of operating lease right-of-use asset	806	835
Gains on sales of loans held-for-sale	(93)	(145)
Proceeds from sales of loans held-for-sale	5,277	10,206
Originations of loans held-for-sale	(5,553)	(8,998)
Gain on bargain purchase	(1,405)	—
Changes in assets and liabilities:
Decrease (increase) in interest receivable and other assets	4,128	(2,167)
Decrease in interest payable and other liabilities	(196)	(995)
Net cash provided by operating activities	24,999	13,024

Cash Flows From Investing Activities
Proceeds from calls or maturities of available-for-sale securities	30,766	11,090
Proceeds from sales of available-for-sale securities	16,987	6,349
Principal repayments on available-for-sale securities	54,864	77,635
Purchases of available-for-sale securities	(57,391)	(143,445)
Proceeds from maturities of certificates of deposit	3,687	4,416
Proceeds from sales of certificates of deposit	—	493
Purchases of certificates of deposit	(3,435)	(2,728)
Net increase in loans	(66,781)	(117,173)
Purchases of Federal Home Loan Bank stock and other equity securities, at cost	(1,078)	(2,343)
Purchases of premises and equipment	(1,045)	(37)
Cash and cash equivalents acquired in acquisition	103,425	—
Net cash provided by (used in) investing activities	79,999	(165,743)

Cash Flows From Financing Activities
Net (decrease) increase in deposits	(95,160)	71,303
Cash dividends paid in lieu of fractional shares	(7)	(8)
Repurchases of common stock	(143)	(102)
Net cash (used in) provided by financing activities	(95,310)	71,193

Net increase (decrease) in Cash and Cash Equivalents	9,688	(81,526)
Cash and Cash Equivalents, beginning of period	187,417	345,929
Cash and Cash Equivalents, end of period	$197,105	$264,403

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$3,699	$644
Income taxes	—	3,810
Supplemental disclosures of non-cash investing and financing activities:
Stock dividend distributed	5,652	6,992
Unrealized holding losses on available for sale securities, net of taxes	(2,676)	(49,096)
Market value of shares tendered in-lieu of cash to pay for exercise of options	361	65
Recognition of right-of-use assets obtained in exchange for operating lease liabilities	245	869
Non-cash assets acquired (liabilities assumed) in acquisition:
Total assets acquired	12,612	—
Total liabilities assumed	(115,916)	—

See notes to unaudited condensed consolidated financial statements.

Index
FIRST NORTHERN COMMUNITY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023 and 2022 and December 31, 2022
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

Accrued interest receivable on available-for-sale debt securities is excluded from the estimate of credit losses. Accrued interest receivable on available-for-sale debt securities totaled $1,991,000 and $2,151,000 as of September 30, 2023 and December 31, 2022, respectively, and is included in interest receivable and other assets on the Condensed Consolidated Balance Sheet.

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

Accrued interest receivable on loans is not included in the calculation of the allowance for credit losses. Accrued interest receivable on loans totaled $5,194,000 and $3,594,000 as of September 30, 2023 and December 31, 2022, respectively, and is included in interest receivable and other assets on the Condensed Consolidated Balance Sheet.

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

The amortized cost, unrealized gains and losses and estimated fair values of investments in debt and other securities at September 30, 2023 are summarized as follows:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value

Investment securities available-for-sale:
U.S. Treasury securities	$101,564	$1	$(4,587)	$96,978
Securities of U.S. government agencies and corporations	123,822	—	(8,858)	114,964
Obligations of states and political subdivisions	51,386	1	(6,903)	44,484
Collateralized mortgage obligations	112,079	1	(20,780)	91,300
Mortgage-backed securities	248,052	1	(28,370)	219,683

Total debt securities	$636,903	$4	$(69,498)	$567,409

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

The Company had no proceeds from sales of available-for-sale securities for the three-month periods ended September 30, 2023 and 2022, respectively. The Company had $16,987,000 and $6,349,000 in proceeds from sales of available-for-sale securities for the nine-month periods ended September 30, 2023 and 2022, respectively.  There were no gross realized gains on sales of available-for-sale securities for the three-month periods ended September 30, 2023 and 2022. Gross realized gains on sales of available-for-sale securities were $96,000 and $0 for the nine-month periods ended September 30, 2023 and 2022, respectively. There were no gross realized losses on sales of available-for-sale securities for the three-month periods ended September 30, 2023 and 2022. Gross realized losses on sales of available-for-sale securities were $160,000 and $152,000 for the nine-month periods ended September 30, 2023 and 2022, respectively.

The amortized cost and estimated fair value of debt and other securities at September 30, 2023, by contractual maturity, are shown in the following table:

(in thousands)	Amortized cost	Estimated fair value

Maturity in years:
Due in one year or less	$89,660	$87,943
Due after one year through five years	135,601	125,056
Due after five years through ten years	24,901	21,549
Due after ten years	26,610	21,878
Subtotal	276,772	256,426
Mortgage-backed securities & Collateralized mortgage obligations	360,131	310,983
Total	$636,903	$567,409

Index
Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  In addition, factors such as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of September 30, 2023, follows:

(in thousands)	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

U.S. Treasury securities	$10,775	$(53)	$83,726	$(4,534)	$94,501	$(4,587)
Securities of U.S. government agencies and corporations	17,526	(183)	97,438	(8,675)	114,964	(8,858)
Obligations of states and political subdivisions	9,900	(430)	34,011	(6,473)	43,911	(6,903)
Collateralized mortgage obligations	11,689	(244)	77,729	(20,536)	89,418	(20,780)
Mortgage-backed securities	31,322	(1,081)	185,973	(27,289)	217,295	(28,370)

Total	$81,212	$(1,991)	$478,877	$(67,507)	$560,089	$(69,498)

Sixty-eight securities, all considered investment grade, which had an aggregate fair value of $81,212,000 and a total unrealized loss of $1,991,000, have been in an unrealized loss position for less than twelve months as of September 30, 2023. Four hundred and ninety-six securities, all considered investment grade, which had an aggregate fair value of $478,877,000 and a total unrealized loss of $67,507,000, have been in an unrealized loss position for more than twelve months as of September 30, 2023.  The unrealized losses on the Company’s investment securities were caused by market conditions for these types of investments, particularly changes in risk-free interest rates.  The decline in fair value is attributable to changes in interest rates and not credit quality, and the Company does not intend to sell the securities.  The Company has concluded it is not more likely than not that the Company will be required to sell these securities prior to recovery of their anticipated cost basis. Therefore, as of September 30, 2023, the Company has not recorded an allowance for credit losses on these securities and the unrecognized or unrealized losses on these securities have not been recognized into income.

The fair value of investment securities could decline in the future if the general economy deteriorates, inflation and interest rate increases, credit ratings decline, the issuer’s financial condition deteriorates, or the liquidity for securities declines. As a result, an allowance for credit loss may occur in the future.

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

Investment securities carried at $45,366,000 and $44,319,000 at September 30, 2023 and December 31, 2022, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

Index
4.	LOANS AND ALLOWANCE FOR CREDIT LOSSES

The composition of the Company’s loan portfolio, by loan class, as of September 30, 2023 and December 31, 2022 was as follows:

($ in thousands)	September 30, 2023	December 31, 2022

Commercial	$93,753	$106,771
Commercial Real Estate	718,847	645,166
Agriculture	109,942	114,040
Residential Mortgage	101,755	92,669
Residential Construction	14,021	10,167
Consumer	14,826	15,287
	1,053,144	984,100
Allowance for credit losses	(16,149)	(14,792)
Deferred origination fees and costs, net	71	830
Loans, net	$1,037,066	$970,138

At September 30, 2023 and December 31, 2022, all loans were pledged under a blanket collateral lien to secure actual or potential borrowings from the Federal Home Loan Bank (“FHLB”).

Allowance for Credit Losses

For the periods indicated, the following tables summarize the activity in the allowance for credit losses on loans which is recorded as a contra asset, and the reserve for unfunded commitments which is recorded on the balance sheet within other liabilities:

	Allowance for credit losses – Three months ended September 30, 2023
($ in thousands)	Beginning balance	Charge-offs	Recoveries	Provision (recovery)	Ending Balance
Commercial	$1,775	$(91)	$20	$32	$1,736
Commercial Real Estate	10,050	—	—	526	10,576
Agriculture	939	—	—	80	1,019
Residential Mortgage	1,824	—	—	79	1,903
Residential Construction	487	—	—	(155)	332
Consumer	367	(9)	—	4	362
Unallocated	137	—	—	84	221
Allowance for credit losses on loans	15,579	(100)	20	650	16,149
Reserve for unfunded commitments	1,200	—	—	(150)	1,050
Total	$16,779	$(100)	$20	$500	$17,199

	Allowance for credit losses – Nine months ended September 30, 2023
($ in thousands)	Beginning balance	Adoption of CECL	Charge-offs	Recoveries	Provision (recovery)	Ending Balance
Commercial	$1,463	$623	$(269)	$155	$(236)	$1,736
Commercial Real Estate	10,073	(464)	—	—	967	10,576
Agriculture	1,757	(671)	(2,567)	—	2,500	1,019
Residential Mortgage	880	834	(3)	—	192	1,903
Residential Construction	178	200	—	—	(46)	332
Consumer	173	201	(10)	1	(3)	362
Unallocated	268	77	—	—	(124)	221
Allowance for credit losses on loans	14,792	800	(2,849)	156	3,250	16,149
Reserve for unfunded commitments	700	500	—	—	(150)	1,050
Total	$15,492	$1,300	$(2,849)	$156	$3,100	$17,199

Index
During the quarter ended September 30, 2023, the levels of forecasted California unemployment remained relatively unchanged and forecasted gross domestic product decreased from the prior quarter. During the nine months ended September 30, 2023, the Company experienced a credit event related to suspected customer fraud on a single agricultural relationship that required a charge-off of $2,567,000 against the allowance for credit losses (ACL). Loan growth was the primary driver for provision expense of $500,000 recognized for the three months ended September 30, 2023. The reduction in the ACL resulting from the charge-off coupled with our loan growth were the primary drivers for provision expense of $3,100,000 recognized for the nine months ended September 30, 2023. Management believes that the allowance for credit losses at September 30, 2023 appropriately reflected expected credit losses in the loan portfolio at that date.

The following tables summarize the activity in the allowance for loan losses by loan class for the three and nine months ended September 30, 2022:

Three Months Ended September 30, 2022
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of June 30, 2022	$1,650	$9,571	$1,694	$802	$151	$179	$228	$14,275
Provision for (reversal of) loan losses	(385)	566	128	45	(21)	26	(59)	300

Charge-offs	—	—	—	—	—	(30)	—	(30)
Recoveries	225	—	—	—	—	1	—	226
Net (charge-offs)/recoveries	225	—	—	—	—	(29)	—	196
Balance as of September 30, 2022	$1,490	$10,137	$1,822	$847	$130	$176	$169	$14,771

Nine Months Ended September 30, 2022
($ in thousands)	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Unallocated	Total
Balance as of December 31, 2021	$1,604	$8,808	$1,482	$742	$74	$167	$1,075	$13,952
Provision for (reversal of) loan losses	(66)	1,329	340	105	56	42	(906)	900

Charge-offs	(297)	—	—	—	—	(39)	—	(336)
Recoveries	249	—	—	—	—	6	—	255
Net (charge-offs)/recoveries	(48)	—	—	—	—	(33)	—	(81)
Balance as of September 30, 2022	$1,490	$10,137	$1,822	$847	$130	$176	$169	$14,771

Index
Collateral-Dependent Loans

In accordance with ASC 326, a loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. All loans individually analyzed were collateral-dependent loans as of September 30, 2023 and December 31, 2022.  The following table presents the amortized cost basis of collateral-dependent loans by class, which are individually evaluated to determine expected credit losses as of September 30, 2023 and December 31, 2022:

September 30, 2023
($ in thousands)	Secured by 1-4 Family Residential Properties-1st lien	Secured by 1-4 Family Residential Properties-junior lien	Secured by 1-4 Family Residential Properties- revolving	Commercial	Construction and land development	Secured by farmland	Agriculture production loans	Total
Commercial	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate	—	—	—	—	—	—	—	—
Agriculture	—	—	—	—	—	1,008	4,012	5,020
Residential Mortgage	400	—	—	—	—	—	—	400
Residential Construction	—	—	—	—	—	—	—	—
Consumer	—	372	327	—	—	—	—	699
Total	$400	$372	$327	$—	$—	$1,008	$4,012	$6,119

December 31, 2022
($ in thousands)	Secured by 1-4 Family Residential Properties-1st lien	Secured by 1-4 Family Residential Properties-junior lien	Secured by 1-4 Family Residential Properties- revolving	Commercial	Construction and land development	Secured by farmland	Agriculture production loans	Total
Commercial	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate	—	—	—	—	—	—	—	—
Agriculture	—	—	—	—	—	1,148	6,268	7,416
Residential Mortgage	123	—	—	—	—	—	—	123
Residential Construction	—	—	—	—	—	—	—	—
Consumer	—	—	637	—	—	—	—	637
Total	$123	$—	$637	$—	$—	$1,148	$6,268	$8,176

Foreclosure Proceedings

The Company had no residential real estate property in the process of foreclosure at September 30, 2023 and December 31, 2022.

Index
Non-accrual and Past Due Loans

The Company’s loans by delinquency and non-accrual status, as of September 30, 2023 and December 31, 2022, was as follows:

($ in thousands)	30-59 days Past Due & Accruing	60-89 days Past Due & Accruing	90 days or More Past Due & Accruing	Nonaccrual Loans	Total Past Due & Nonaccrual Loans	Current & Accruing Loans	Total Loans	Nonaccrual loans with No ACL
September 30, 2023
Commercial	$7	$47	$—	$—	$54	$93,699	$93,753	$—
Commercial Real Estate	1,910	1,956	—	—	3,866	714,981	718,847	—
Agriculture	—	—	—	5,020	5,020	104,922	109,942	5,020
Residential Mortgage	636	—	—	400	1,036	100,719	101,755	400
Residential Construction	3,420	—	—	—	3,420	10,601	14,021	—
Consumer	45	—	—	699	744	14,082	14,826	699
Total	$6,018	$2,003	$—	$6,119	$14,140	$1,039,004	$1,053,144	$6,119

December 31, 2022
Commercial	$41	$—	$403	$—	$444	$106,327	$106,771	$—
Commercial Real Estate	—	—	—	—	—	645,166	645,166	—
Agriculture	—	—	—	7,416	7,416	106,624	114,040	7,416
Residential Mortgage	—	—	—	123	123	92,546	92,669	123
Residential Construction	—	—	—	—	—	10,167	10,167	—
Consumer	—	—	—	637	637	14,650	15,287	637
Total	$41	$—	$403	$8,176	$8,620	$975,480	$984,100	$8,176

The Company recognized $4,000 and $19,000 of interest income on nonaccrual loans during the three months ended September 30, 2023 and September 30, 2022, respectively. The Company recognized $1,289,000 and $46,000 of interest income on nonaccrual loans during the nine months ended September 30, 2023 and September 30, 2022, respectively.

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

The amortized cost basis of loans that were experiencing both financial difficulty and modification during the three months ended September 30, 2023 were as follows:

($ in thousands)	Term Extension	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable

Commercial	$—	$—	—
Commercial Real Estate	—	—	—
Agriculture	—	—	—
Residential Mortgage	—	—	—
Residential Construction	3,420	—	24.39%
Consumer	—	—	—
Total	$3,420	$—	24.39%

The amortized cost basis of loans that were experiencing both financial difficulty and modification during the nine months ended September 30, 2023 were as follows:

($ in thousands)	Term Extension	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable

Commercial	$—	$44	0.05%
Commercial Real Estate	—	398	0.06%
Agriculture	4,005	—	3.64%
Residential Mortgage	—	—	—
Residential Construction	3,420	—	24.39%
Consumer	—	—	—
Total	$7,425	$442	28.14%

The Company had commitments to lend additional funds totaling $580,000 to borrowers whose loans were modified at September 30, 2023.

The following table presents the financial effect of the loan modifications to borrowers experiencing financial difficulty during the three-month period ended September 30, 2023:

($ in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in months)
Commercial	—	$—
Commercial Real Estate	—	—
Agriculture	—	—
Residential Mortgage	—	—
Residential Construction	—	1
Consumer	—	—
Total	—	$1

Index
The following table presents the financial effect of the loan modifications to borrowers experiencing financial difficulty during the nine-month period ended September 30, 2023:

($ in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in months)
Commercial	0.50%	$38
Commercial Real Estate	0.25%	26
Agriculture	—	4
Residential Mortgage	—	—
Residential Construction	—	1
Consumer	—	—
Total	0.27%	$4

There were no loans modified within the previous twelve months and for which there was a payment default during the three months ended September 30, 2023. There were two agricultural loans totaling $4,005,000 that were modified within the previous twelve months and for which there was a payment default during the nine months ended September 30, 2023. The Company recorded charge-offs on these two agricultural loans totaling $2,567,000 during the nine months ended September 30, 2023.

Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently become uncollectible, the loan (or a portion of the loan) is written off.  Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the ACL is adjusted by the same amount.

Troubled Debt Restructurings Prior to the Adoption of ASU 2022-02
Prior to the adoption of ASU 2022-02, the Company accounted for a modification to the contractual terms of a loan that resulted in granting a concession to a borrower experiencing financial difficulties as a TDR.  The Company had $8,399,000 in TDR loans as of December 31, 2022. Specific reserves for TDR loans totaled $77,000 as of December 31, 2022.  TDR loans performing in compliance with modified terms totaled $8,399,000 as of December 31, 2022.

There were no loans modified as TDRs during the three months ended September 30, 2022.

Loans modified as TDRs during the nine months ended September 30, 2022 were as follows:

($ in thousands)	Nine months ended September 30, 2022
	Number of Contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment
Consumer	1	$75	$75
Total	1	$75	$75

There were no loans modified as a TDR within the previous twelve months that subsequently defaulted during the three and nine month periods ended September 30, 2022.

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

The following tables present the loan portfolio by loan class, origination year, and internal risk rating as of September 30, 2023. Generally, existing term loans that were re-underwritten are reflected in the table in the year of renewal. Lines of credit that have a conversion feature at the time of origination, such as construction to permanent loans, are presented by year of origination. Revolving loans converted to term loans totaled $80,000 as of September 30, 2023.

(in thousands)
	Term Loans Amortized Cost Basis by Origination Year - As of September 30, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial
Pass	$7,398	$18,546	$22,473	$5,829	$7,999	$6,764	$20,995	$90,004
Special Mention	—	—	—	258	326	—	945	1,529
Substandard	44	—	1,576	553	—	—	47	2,220
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Commercial loans	$7,442	$18,546	$24,049	$6,640	$8,325	$6,764	$21,987	$93,753
Year-to-date Period Charge-offs	—	(146)	(36)	—	(87)	—	—	(269)
Year-to-date Recoveries	—	—	—	—	87	68	—	155
Year-to-date Net Charge-offs	—	(146)	(36)	—	—	68	—	(114)

Commercial Real Estate
Pass	$98,815	$171,601	$197,873	$50,758	$52,652	$121,005	$6,953	$699,657
Special Mention	—	—	2,219	846	2,898	1,291	—	7,254
Substandard	398	—	1,728	2,117	6,671	1,022	—	11,936
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Commercial Real Estate loans	$99,213	$171,601	$201,820	$53,721	$62,221	$123,318	$6,953	$718,847
Year-to-date Charge-offs	—	—	—	—	—	—	—	—
Year-to-date Recoveries	—	—	—	—	—	—	—	—
Year-to-date Net Charge-offs	—	—	—	—	—	—	—	—

Agriculture
Pass	$6,836	$21,080	$23,854	$8,868	$4,459	11,712	$27,050	$103,859
Special Mention	—	—	—	—	—	1,064	—	1,064
Substandard	—	—	1,525	—	—	—	3,494	5,019
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Agriculture loans	$6,836	$21,080	$25,379	$8,868	$4,459	$12,776	$30,544	$109,942
Year-to-date Charge-offs	(1,825)	—	—	—	—	—	(742)	(2,567)
Year-to-date Recoveries	—	—	—	—	—	—	—	—
Year-to-date Net Charge-offs	(1,825)	—	—	—	—	—	(742)	(2,567)

Index
(in thousands)
	Term Loans Amortized Cost Basis by Origination Year - As of September 30, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Residential Mortgage
Pass	$14,581	$23,310	$26,725	$15,053	$6,073	$15,574	$—	$101,316
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	39	—	—	400	—	439
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Residential Mortgage loans	$14,581	$23,310	$26,764	$15,053	$6,073	$15,974	$—	$101,755
Year-to-date Charge-offs	—	—	—	—	—	(3)	—	(3)
Year-to-date Recoveries	—	—	—	—	—	—	—	—
Year-to-date Net Charge-offs	—	—	—	—	—	(3)	—	(3)

Residential Construction
Pass	$3,086	$4,521	$2,994	$—	$—	$—	$—	$10,601
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	3,420	—	—	—	—	—	3,420
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Residential Construction loans	$3,086	$7,941	$2,994	$—	$—	$—	$—	$14,021
Year-to-date Charge-offs	—	—	—	—	—	—	—	—
Year-to-date Recoveries	—	—	—	—	—	—	—	—
Year-to-date Net Charge-offs	—	—	—	—	—	—	—	—

Consumer
Pass	$357	$801	$138	$172	$64	$433	$12,162	$14,127
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	699	699
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Consumer loans	$357	$801	$138	$172	$64	$433	$12,861	$14,826
Year-to-date Charge-offs	(10)	—	—	—	—	—	—	(10)
Year-to-date Recoveries	—	—	—	—	—	1	—	1
Year-to-date Net Charge-offs	(10)	—	—	—	—	1	—	(9)

Total Loans
Pass	$131,073	$239,859	$274,057	$80,680	$71,247	$155,488	$67,160	$1,019,564
Special Mention	—	—	2,219	1,104	3,224	2,355	945	9,847
Substandard	442	3,420	4,868	2,670	6,671	1,422	4,240	23,733
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Loans	$131,515	$243,279	$281,144	$84,454	$81,142	$159,265	$72,345	$1,053,144
Year-to-date Charge-offs	$(1,835)	$(146)	$(36)	$—	$(87)	$(3)	$(742)	$(2,849)
Year-to-date Recoveries	$—	$—	$—	$—	$87	$69	$—	$156
Year-to-date Net Charge-offs	$(1,835)	$(146)	$(36)	$—	$—	$66	$(742)	$(2,693)

Index
The following table presents the risk ratings by loan class as of December 31, 2022.

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2022
Commercial	$106,643	$—	$128	$—	$—	$106,771
Commercial Real Estate	631,693	6,748	6,725	—	—	645,166
Agriculture	105,560	1,064	7,416	—	—	114,040
Residential Mortgage	92,299	207	163	—	—	92,669
Residential Construction	10,167	—	—	—	—	10,167
Consumer	14,650	—	637	—	—	15,287
Total	$961,012	$8,019	$15,069	$—	$—	$984,100

Index
5.	MORTGAGE OPERATIONS

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold. The Company sold a substantial portion of its portfolio of conforming long-term residential mortgage loans originated during the nine months ended September 30, 2023 for cash proceeds equal to the fair value of the loans.  The Company serviced real estate mortgage loans for others totaling $186,373,000 and $194,818,000 at September 30, 2023 and December 31, 2022, respectively.

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

Key assumptions used in measuring the fair value of mortgage servicing rights as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022

Constant prepayment rate	7.58%	7.55%
Discount rate	9.50%	9.50%
Weighted average life (years)	7.10	7.20

The following table summarizes the Company’s mortgage servicing rights assets as of September 30, 2023 and December 31, 2022. Mortgage servicing rights are included in Interest Receivable and Other Assets on the condensed consolidated balance sheets.

	(in thousands)
	December 31, 2022	Additions	Reductions	September 30, 2023

Mortgage servicing rights	$1,650	$35	$(182)	$1,503
Valuation allowance	—	—	—	—
Mortgage servicing rights, net of valuation allowance	$1,650	$35	$(182)	$1,503

At September 30, 2023 and December 31, 2022, the estimated fair market value of the Company’s mortgage servicing rights assets was $2,031,000 and $2,101,000, respectively. The change in fair value of mortgage servicing rights during 2023 was primarily due to a decrease in the amount of mortgage loans serviced coupled with changes in prepayment speeds and weighted average life.

The Company received contractually specified servicing fees of $117,000 and $126,000 for the three months ended September 30, 2023 and September 30, 2022, respectively.  The Company received contractually specified servicing fees of $357,000 and $385,000 for the nine months ended September 30, 2023 and September 30, 2022, respectively. Loan servicing income on the condensed consolidated statements of income include contractually specified servicing fees, mortgage servicing rights additions, amortization and changes in the valuation allowance.

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

Assets Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022.

	(in thousands)
September 30, 2023	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$96,978	$96,978	$—	$—
Securities of U.S. government agencies and corporations	114,964	—	114,964	—
Obligations of states and political subdivisions	44,484	—	44,484	—
Collateralized mortgage obligations	91,300	—	91,300	—
Mortgage-backed securities	219,683	—	219,683	—
Total investments at fair value	$567,409	$96,978	$470,431	$—

	(in thousands)
December 31, 2022	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$113,815	$113,815	$—	$—
Securities of U.S. government agencies and corporations	118,911	—	118,911	—
Obligations of states and political subdivisions	53,326	—	53,326	—
Collateralized mortgage obligations	95,350	—	95,350	—
Mortgage-backed securities	236,690	—	236,690	—
Total investments at fair value	$618,092	$113,815	$504,277	$—

Index
Assets Recorded at Fair Value on a Non-Recurring Basis

The table below presents the recorded amount of assets measured at fair value on a nonrecurring basis that had a write-down or an additional allowance provided during the nine months ended September 30, 2023.

	(in thousands)
September 30, 2023	Carrying Value	Level 1	Level 2	Level 3
Individually evaluated loans	$1,439	$—	$—	$1,439
Total assets at fair value	$1,439	$—	$—	$1,439

There were no assets measured at fair value on a non-recurring basis as of December 31, 2022.

There were no liabilities measured at fair value on a recurring or non-recurring basis at September 30, 2023 and December 31, 2022.

Key methods and assumptions used in measuring the fair value of collateral dependent loans as of September 30, 2023 were as follows:

	Method	Assumption Inputs

Individually evaluated loans	Collateral, market, income, enterprise, liquidation, and discounted cash flows
External appraised values, management assumptions regarding market trends or other relevant factors, selling costs of 8% (generally ranging from 6% to 10%), or the amount and timing of cash flows based on the loan’s effective interest rate.

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

Index
Disclosures about Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments for the periods ended September 30, 2023 and December 31, 2022 were approximately as follows:

(in thousands)		September 30, 2023		December 31, 2022
	Level	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	1	$197,105	$197,105	$187,417	$187,417
Certificates of deposit	2	20,696	20,311	20,948	20,560
Stock in Federal Home Loan Bank and other equity securities	3	10,518	10,518	9,440	9,440
Loans receivable:
Net loans	3	1,037,066	933,513	970,138	929,163
Loans held-for-sale	2	369	371	—	—
Interest receivable	2	7,185	7,185	5,745	5,745
Mortgage servicing rights	3	1,503	2,031	1,650	2,101
Financial liabilities:
Time deposits	3	125,098	124,671	44,355	43,987
Interest payable	2	1,211	1,211	93	93

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

Financial instruments, whose contract amounts represent credit risk at the indicated periods, were as follows:

(in thousands)	September 30, 2023	December 31, 2022

Undisbursed loan commitments	$197,710	$205,610
Standby letters of credit	1,251	1,930
Commitments to sell loans	765	—
	$199,726	$207,540

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank issues both financial and performance standby letters of credit.  The financial standby letters of credit are primarily to guarantee payment to third parties.  At September 30, 2023 and December 31, 2022, there were no financial standby letters of credit outstanding.  The performance standby letters of credit are typically issued to municipalities as specific performance bonds.  Performance standby letters of credit totaled $1,251,000 and $1,930,000 at September 30, 2023 and December 31, 2022, respectively.  The Bank had experienced no draws on outstanding letters of credit, resulting in no related liability included on its balance sheet; however, should a triggering event occur, the Bank either has collateral in excess of the letter of credit or imbedded agreements of recourse from the customer.  The Bank has set aside a reserve for unfunded commitments in the amount of $1,050,000 and $700,000 at September 30, 2023 and December 31, 2022, respectively, which is recorded in “interest payable and other liabilities” on the   Condensed Consolidated Balance Sheets.

Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans. As of September 30, 2023 and December 31, 2022, the Company had no off-balance sheet derivatives requiring additional disclosure.

The Company may enter into interest rate lock commitments in connection with its mortgage banking activities to fund residential mortgage loans within specified times in the future. Interest rate lock commitments totaled $310,000 and $0 at September 30, 2023 and December 31, 2022, respectively. These commitments expose the Company to the risk that the price of the loan underlying the interest rate lock commitment might decline from the inception of the interest rate lock commitment to the funding of the mortgage loan. To protect against this risk, the Company may enter into commitments to sell loans at specified prices to economically hedge the risk of potential changes in the value of the loans that would result from the commitment. These commitments totaled $765,000 and $0 at September 30, 2023 and December 31, 2022, respectively.  Mortgage loans sold to investors may be sold with servicing rights retained, for which the Company makes only standard legal representations and warranties as to meeting certain underwriting and collateral documentation standards. In the past two years, the Company has not had to repurchase any loans due to deficiencies in underwriting or loan documentation.  Management believes that any liabilities that may result from such recourse provisions are not significant.

Index
8.	STOCK PLANS

On January 26, 2023, the Board of Directors of the Company declared a 5% stock dividend payable as of March 24, 2023 to shareholders of record as of February 28, 2023. All stock options and restricted stock amounts outstanding have been adjusted to give retroactive effect to stock dividends.

The following table presents the activity related to stock options for the three months ended September 30, 2023.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	663,678	$8.56
Granted	—	—
Expired	—	—
Cancelled / Forfeited	—	—
Exercised	(51,485)	5.44
Options outstanding at End of Period	612,193	$8.82	$523,161	4.95
Exercisable (vested) at End of Period	526,829	$8.67	$523,161	4.58

The following table presents the activity related to stock options for the nine months ended September 30, 2023.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	684,837	$8.41
Granted	—	—
Expired	—	—
Cancelled / Forfeited	—	—
Exercised	(72,644)	4.97
Options outstanding at End of Period	612,193	$8.82	$523,161	4.95
Exercisable (vested) at End of Period	526,829	$8.67	$523,161	4.58

The intrinsic value of options exercised was $305,000 and $125,000 during the nine months ended September 30, 2023 and September 30, 2022, respectively. The fair value of awards vested was $123,000 and $142,000 during the nine months ended September 30, 2023 and September 30, 2022, respectively.

As of September 30, 2023, there was $87,000 of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted average period of approximately 1.90 years.

There was $22,000 and $71,000 of recognized compensation cost related to stock options granted for the three and nine months ended September 30, 2023, respectively.

Index
The following table presents the activity related to non-vested restricted stock for the three months ended September 30,2023.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Non-vested Restricted stock outstanding at Beginning of Period	275,473	$9.17
Granted	1,000	9.55
Cancelled / Forfeited	(11,209)	9.46
Exercised/Released/Vested	(2,428)	9.31
Non-vested restricted stock outstanding at End of Period	262,836	$9.56	$2,494,314	2.76

The following table presents the activity related to non-vested restricted stock for the nine months ended September 30, 2023.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Non-vested Restricted stock outstanding at Beginning of Period	248,418	$9.34
Granted	78,351	8.51
Cancelled / Forfeited	(11,209)	9.46
Exercised/Released/Vested	(52,724)	8.98
Non-vested restricted stock outstanding at End of Period	262,836	$9.56	$2,494,314	2.76

The weighted average fair value of restricted stock granted during the nine months ended September 30, 2023 was $8.51 per share.

As of September 30, 2023, there was $1,335,000 of total unrecognized compensation cost related to non-vested restricted stock. This cost is expected to be recognized over a weighted average period of approximately 2.76 years.

There was $106,000 and $421,000 of recognized compensation cost related to restricted stock awards for the three and nine months ended September 30, 2023, respectively.

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

As of September 30, 2023, there was $7,000 of unrecognized compensation cost related to ESPP issuances. This cost is expected to be recognized over a weighted average period of approximately 0.25 years.

There was $8,000 and $24,000 of recognized compensation cost related to ESPP issuances for the three and nine months ended September 30, 2023, respectively.

The weighted average fair value option at issuance date during the nine months ended September 30, 2023 was $1.83 per share.

A summary of the weighted average assumptions used in valuing ESPP issuances during the three and nine months ended September 30, 2023 is presented below.

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Risk Free Interest Rate	4.75%	4.75%

Expected Dividend Yield	0.00%	0.00%

Expected Life in Years	1.00	1.00

Expected Price Volatility	16.58%	16.58%

Index
9.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table details activity in accumulated other comprehensive loss for the three months ended September 30, 2023.

(in thousands)	Unrealized losses on securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated other comprehensive loss
Balance as of June 30, 2023	$(43,950)	$(308)	$53	$(44,205)
Current period other comprehensive loss	(4,999)	—	—	(4,999)
Balance as of September 30, 2023	$(48,949)	$(308)	$53	$(49,204)

The following table details activity in accumulated other comprehensive loss for the nine months ended September 30, 2023.
(in thousands)	Unrealized losses on securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated other comprehensive loss
Balance as of December 31, 2022	$(46,273)	$(308)	$53	$(46,528)
Current period other comprehensive income	(2,676)	—	—	(2,676)
Balance as of September 30, 2023	$(48,949)	$(308)	$53	$(49,204)

The following table details activity in accumulated other comprehensive loss for the three months ended September 30, 2022.

(in thousands)	Unrealized gains on securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated other comprehensive loss
Balance as of June 30, 2022	$(33,368)	$(1,420)	$(13)	$(34,801)
Current period other comprehensive loss	(18,492)	—	—	(18,492)
Balance as of September 30, 2022	$(51,860)	$(1,420)	$(13)	$(53,293)

The following table details activity in accumulated other comprehensive loss for the nine months ended September 30, 2022.

(in thousands)	Unrealized gains on securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated other comprehensive loss
Balance as of December 31, 2021	$(2,764)	$(1,420)	$(13)	$(4,197)
Current period other comprehensive loss	(49,096)	—	—	(49,096)
Balance as of September 30, 2022	$(51,860)	$(1,420)	$(13)	$(53,293)

Index
10.	OUTSTANDING SHARES AND EARNINGS PER SHARE

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

The following table presents a reconciliation of basic and diluted EPS for the three and nine months ended September 30, 2023 and 2022 (dollars in thousands except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Basic earnings per share:
Net income	$4,619	$4,568	$14,672	$11,155

Weighted average common shares outstanding	14,465,191	14,404,438	14,455,772	14,394,959
Basic EPS	$0.32	$0.32	$1.01	$0.77

Diluted earnings per share:
Net income	$4,619	$4,568	$14,672	$11,155

Weighted average common shares outstanding	14,465,191	14,404,438	14,455,772	14,394,959

Effect of dilutive shares	160,012	150,672	129,448	162,748

Adjusted weighted average common shares outstanding	14,625,203	14,555,110	14,585,220	14,557,707
Diluted EPS	$0.32	$0.31	$1.01	$0.77

Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 338,346 shares and 513,058 shares for the three months ended September 30, 2023 and 2022, respectively. Unvested restricted stock which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 0 shares and 74,522 shares for the three months ended September 30, 2023 and 2022, respectively. Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 454,174 shares and 413,335 shares for the nine months ended September 30, 2023 and 2022, respectively. Unvested restricted stock which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 44,982 shares and 61,966 shares for the nine months ended September 30, 2023 and 2022, respectively.

Index
11.	LEASES

The Company leases eleven branch and administrative locations under operating leases expiring on various dates through 2031. Leases with an initial term of 12 months or less are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of ASU 2016-02, Leases (Topic 842), the Company combines lease and nonlease components. The Company had no financing leases as of September 30, 2023.

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

The Company had right-of-use assets totaling $4,345,000 and $4,905,000 as of September 30, 2023 and December 31, 2022, respectively. The Company had lease liabilities totaling $4,854,000 and $5,422,000 as of September 30, 2023 and December 31, 2022, respectively. The Company recognized lease expense totaling $315,000 and $286,000 for the three-month periods ended September 30, 2023 and 2022, respectively, and $916,000 and $874,000 for the nine-month periods ended September 30, 2023 and 2022, respectively. Lease expense includes operating lease costs, short-term lease costs and variable lease costs.  Lease expense is included in occupancy and equipment expense on the condensed consolidated statements of income.

The table below summarizes the maturity of remaining lease liabilities at September 30, 2023:

(in thousands)	September 30, 2023
2023 (remaining 3 months)	$297
2024	1,040
2025	1,052
2026	672
2027	611
2028 and thereafter	1,520
Total lease payments	5,192
Less: interest	(338)
Present value of lease liabilities	$4,854

The following table presents supplemental cash flow information related to leases for the three and nine months ended September 30, 2023:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$296	$345	$910	$948
Right-of-use assets obtained in exchange for new operating lease liabilities	—	162	245	869

The following table presents the weighted average operating lease term and discount rate as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022

Weighted-average remaining lease term – operating leases, in years	5.55	6.14
Weighted-average discount rate – operating leases	2.43%	2.37%

Index
12.	BUSINESS COMBINATIONS

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

In accordance with ASC 805, Business Combinations, the Company recorded a bargain purchase gain of $1,405,000 and $4,970,000 of core deposit intangibles on the acquisition date. The core deposit intangible will be amortized using the sum of the year’s digits method over the expected life of 10 years with no significant residual value. For tax purposes, acquisition accounting adjustments including the core deposit intangible are all non-taxable and/or non-deductible. Acquisition related costs of approximately $0 and $154,000 are included in the income statement for the three months ended September 30, 2023 and September 30, 2022, respectively. Acquisition related costs of approximately $204,000 and $154,000 are included in the income statement for the nine months ended September 30, 2023 and September 30, 2022, respectively.

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

The Company assumed net liabilities, at fair value, of $102,020,000 at acquisition in exchange for cash consideration received of $103,425,000. Under accounting guidance, a bargain purchase gain results if the fair value of consideration received is more than the fair value of the liabilities assumed. Because the cash consideration received exceeded the fair value of liabilities assumed, the Company recorded a bargain purchase gain of $1,405,000 related to the branch acquisitions during the first quarter of 2023. The bargain purchase gain is separately reported as a component of non-interest income in our Condensed Consolidated Statements of Income for the nine months ended September 30, 2023.

We believe that we were able to negotiate a bargain purchase price primarily as a result of Columbia State Bank being required to divest of certain branches  (along with the associated deposits and loans) for competitive reasons in accordance with a Letter of Agreement between Columbia State Bank, Umpqua and the Department of Justice Antitrust Division. This agreement was reached in conjunction with the Department of Justice’s required approval of the merger of Columbia State Bank and Umpqua. The required divestiture, in conjunction with the rural location of the branches acquired, allowed the Company to negotiate a favorable purchase price that, when combined with changes in market conditions between the date of agreement and the closing date, resulted in the recognition of the bargain purchase gain.

Index
The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2022 (in thousands):

	Three months ended September 30, 2023	Three months ended September 30, 2022	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Summarized proforma income statement data:
Net interest income	$15,874	$14,622	$49,875	$40,073
Provision for loan losses	500	300	3,100	900
Non-interest income	1,776	2,244	6,194	6,002
Non-interest expense	10,883	10,568	32,705	30,315
Income before taxes	6,267	5,998	20,264	14,860
Provision for income taxes	1,648	1,487	5,515	3,882
Net income	$4,619	$4,511	$14,749	$10,978
Basic earnings per share	$0.32	$0.31	$1.02	$0.76
Diluted earnings per share	$0.32	$0.31	$1.01	$0.75

It is impractical to separately provide information regarding the revenue and earnings of the acquired branches included in the Company’s condensed consolidated statements of income from the January 20, 2023 acquisition date to September 30, 2023 because the operations of the acquired branches were substantially commingled with the operations of the Company as of the system conversion date of January 20, 2023.

Index
FIRST NORTHERN COMMUNITY BANCORP

ITEM 2.   – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report may include forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly compared to our forecasts and expectations. See Part I, Item 1A. “Risk Factors,” and the other risks described in our 2022 Annual Report on Form 10-K and Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and the other risks described in our Quarterly Reports on Form 10-Q for factors to be considered when reading any forward-looking statements in this filing.

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

●	Expectations regarding our non-payment of a cash dividend on our common stock in the foreseeable future

●	Credit quality and provision for credit losses and management of asset quality and credit risk, expectations regarding collections and the timing thereof

●
Our allowances for credit losses, including the conditions we consider in determining the unallocated allowance and our portfolio credit quality, the adequacy of the allowance for credit losses, underwriting standards, and risk grading

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

●	Tax rates and the impact of changes in the U.S. tax laws

●	Our pension and retirement plan costs

●	Our liquidity strategies and beliefs concerning the adequacy of our liquidity position

●	Critical accounting policies and estimates, the impact or anticipated impact of recent accounting pronouncements or changes in accounting principles

●
Expected rates of return, maturities, loss exposure, growth rates, yields, and projected results, including expectations about the results of the Company’s acquisition of these branches from Columbia State Bank, completed in January 2023

●
The possible impact of weather-related or other natural conditions, including drought, fire or flooding, seismic events, and related governmental responses, including related electrical power outages, on economic conditions, especially in the agricultural sector

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

Readers of this document should not rely on any forward-looking statements, which reflect only our management’s belief as of the date of this report. There are numerous risks and uncertainties that could and will cause actual results to differ materially from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our financial condition and results of operations or prospects. Such risks and uncertainties include, but are not limited to those listed in Item 1A “Risk Factors” of Part II of this Form 10-Q, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I of this Form 10-Q and “Risk Factors” and “Supervision and Regulation” in our 2022 Annual Report on Form 10-K, and in our other reports to the SEC.

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

Significant results and developments during the third quarter and year-to-date 2023 included:

•
Net income of $14.7 million for the nine months ended September 30, 2023, up 31.5% from $11.2 million earned for the same period last year. Net income of $4.6 million for each of the three-month periods ended September 30, 2023 and September 30, 2022.

•
Diluted income per share of $1.01 for the nine months ended September 30, 2023, up 31.2% from diluted income per share of $0.77 in the same period last year. Diluted income per share of $0.32 for the three months ended September 30, 2023, up 3.2% from diluted income per share of $0.31 for the same period last year.

•
Net interest income of $49.6 million for the nine months ended September 30, 2023, up 27.7% from $38.9 million for the same period last year. Net interest income of $15.9 million for the three months ended September 30, 2023, up 11.7% from $14.2 million for the same period last year.

•
Net interest margin of 3.68% for the nine months ended September 30, 2023, up 26.0% from 2.92% for the same period last year. Net interest margin of 3.51% for the three months ended September 30, 2023, up 12.5% from 3.12% for the same period last year.

•
Provision for credit losses of $3.1 million for the nine months ended September 30, 2023, up 244.4% from $0.9 million for the same period last year. Provision for credit losses of $0.5 million for the three months ended September 30, 2023, up 66.7% from $0.3 million for the same period last year. The increase in provision for credit losses was primarily due to an agricultural relationship that required a charge-off of $2.6 million during the second quarter of 2023, coupled with loan growth during the nine months ended September 30, 2023.

•	Total assets of $1.90 billion as of September 30, 2023, up 1.7% from $1.87 billion as of December 31, 2022.

•	Total net loans (including loans held-for-sale) of $1.04 billion as of September 30, 2023, up 6.9% from $970.1 million as of December 31, 2022.

•	Total investment securities of $567.4 million as of September 30, 2023, down 8.2% from $618.1 million as of December 31, 2022.

•	Total deposits of $1.75 billion as of September 30, 2023, up 1.1% from $1.73 billion as of December 31, 2022.

•
The Company adopted and implemented ASU 2016-13, more commonly referred to as the Current Expected Credit Loss (“CECL”) methodology, on January 1, 2023, which resulted in an increase to the allowance for credit losses (“ACL”) and reserve for unfunded commitments totaling $1,300,000 as a cumulative effect adjustment from change in accounting policies, with a corresponding decrease in opening retained earnings of $916,000, net of deferred taxes of $384,000.

•
On January 20, 2023, the Company completed the acquisition from Columbia State Bank of three branches in the California cities of Colusa, Willows, and Orland. The acquisition resulted in the assumption of $115.9 million of deposits and acquisition of loans totaling $4.0 million, fixed assets totaling $3.6 million and cash on hand of $1.3 million.  The Company also recognized a core deposit intangible of $5.0 million.  The Bank received cash consideration totaling approximately $103.4 million, resulting in a bargain purchase gain totaling approximately $1.4 million recognized during the nine months ended September 30, 2023.  On an after-tax basis, the bargain purchase gain contributed $1.0 million to net income for the nine months ended September 30, 2023.

Index
SUMMARY FINANCIAL DATA

The Company recorded net income of $14,672,000 for the nine months ended September 30, 2023, representing an increase of $3,517,000, or 31.5%, from net income of $11,155,000 for the same period in 2022. The Company recorded net income of $4,619,000 for the three months ended September 30, 2023, representing an increase of $51,000, or 1.1%, from net income of $4,568,000 for the same period in 2022.

The following tables present a summary of the results for the three and nine months ended September 30, 2023 and 2022, and a summary of financial condition at September 30, 2023 and December 31, 2022.

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
(dollars in thousands except for per share amounts)
For the Period:
Net Income	$4,619	$4,568	$14,672	$11,155
Basic Earnings Per Common Share	$0.32	$0.32	$1.01	$0.77
Diluted Earnings Per Common Share	$0.32	$0.31	$1.01	$0.77
Return on Average Assets (annualized)	0.96%	0.95%	1.02%	0.79%
Return on Average Equity (annualized)	13.11%	14.07%	14.41%	11.00%
Average Equity to Average Assets	7.30%	6.75%	7.09%	7.19%

	September 30, 2023	December 31, 2022

(in thousands except for ratios)
At Period End:
Total Assets	$1,902,328	$1,871,361
Total Investment Securities, at fair value	$567,409	$618,092
Total Loans, Net (including loans held-for-sale)	$1,037,435	$970,138
Total Deposits	$1,746,344	$1,726,874
Loan-To-Deposit Ratio	59.4%	56.2%

Index
FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended September 30, 2023			Three months ended September 30, 2022
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets
Interest-earning assets:
Loans (1)	$1,031,647	$13,098	5.04%	$949,424	$10,857	4.54%
Certificate of deposits	20,794	194	3.70%	11,423	57	1.98%
Interest bearing due from banks	148,250	1,870	5.00%	208,059	1,061	2.02%
Investment securities, taxable	551,555	2,685	1.93%	589,082	2,122	1.43%
Investment securities, non-taxable (2)	31,765	199	2.49%	40,272	250	2.46%
Other interest earning assets	10,518	214	8.07%	9,440	137	5.76%
Total average interest-earning assets	1,794,529	18,260	4.04%	1,807,700	14,484	3.18%
Non-interest-earning assets:
Cash and due from banks	49,630			41,157
Premises and equipment, net	9,704			6,125
Interest receivable and other assets	59,579			54,289
Total average assets	$1,913,442			$1,909,271

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	415,232	472	0.45%	452,708	69	0.06%
Savings and MMDA’s	443,536	819	0.73%	447,797	171	0.15%
Time, $250,000 or less	98,898	968	3.88%	36,456	23	0.25%
Time, over $250,000	17,554	127	2.87%	10,504	8	0.30%
Total average interest-bearing liabilities	975,220	2,386	0.97%	947,465	271	0.11%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	779,615			814,300
Interest payable and other liabilities	18,858			18,662
Total liabilities	1,773,693			1,780,427
Total average stockholders’ equity	139,749			128,844
Total average liabilities and stockholders’ equity	$1,913,442			$1,909,271
Net interest income and net interest margin (3)		$15,874	3.51%		$14,213	3.12%

(1)
Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is generally excluded. Loan interest income includes loan fees, net of deferred costs of approximately $(50) and $223 for the three months ended September 30, 2023 and 2022, respectively.  Net loan fees for the three months ended September 30, 2023 and September 30, 2022 include $0 and $154 in PPP loan fees recognized, respectively. Also included in loan interest income is interest income recognized on nonaccrual loans paid off totaling $4 and $19 for the three months ended September 30, 2023 and 2022, respectively.

(2)	Interest income and yields on tax-exempt securities are not presented on a taxable-equivalent basis.
(3)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)	For disclosure purposes, yield /rates are annualized by dividing the number of days in the reported period by 365.

Index
FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Nine months ended September 30, 2023			Nine months ended September 30, 2022
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets
Interest-earning assets:
Loans (1)	$994,504	$38,197	5.14%	$896,708	$30,979	4.62%
Certificate of deposits	21,115	556	3.52%	11,659	167	1.92%
Interest bearing due from banks	174,391	6,411	4.92%	231,712	1,626	0.94%
Investment securities, taxable	568,322	8,041	1.89%	597,040	5,783	1.30%
Investment securities, non-taxable (2)	36,092	692	2.56%	36,656	634	2.31%
Other interest earning assets	9,985	557	7.46%	8,513	361	5.67%
Total average interest-earning assets	1,804,409	54,454	4.03%	1,782,288	39,550	2.97%
Non-interest-earning assets:
Cash and due from banks	47,135			46,737
Premises and equipment, net	8,713			6,298
Interest receivable and other assets	58,805			49,547
Total average assets	$1,919,062			$1,884,870

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	432,741	1,107	0.34%	441,819	205	0.06%
Savings and MMDA’s	460,198	1,926	0.56%	443,063	395	0.12%
Time, $250,000 or less	73,485	1,542	2.81%	37,374	68	0.24%
Time, over $250,000	13,043	242	2.48%	10,769	23	0.29%
Total average interest-bearing liabilities	979,467	4,817	0.66%	933,025	691	0.10%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	785,634			797,890
Interest payable and other liabilities	17,837			18,380
Total liabilities	1,782,938			1,749,295
Total average stockholders’ equity	136,124			135,575
Total average liabilities and stockholders’ equity	$1,919,062			$1,884,870
Net interest income and net interest margin (3)		$49,637	3.68%		$38,859	2.92%

(1)
Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is generally excluded. Loan interest income includes loan fees, net of deferred costs of approximately $(17) and $2,703 for the nine months ended September 30, 2023 and 2022, respectively.  Net loan fees for the nine months ended September 30, 2023 and September 30, 2022 include $0 and $2,706 in PPP loan fees recognized, respectively. Also included in loan interest income is interest income recognized on nonaccrual loans paid off totaling $1,289 and $46 for the nine months ended September 30, 2023 and 2022, respectively.

(2)	Interest income and yields on tax-exempt securities are not presented on a taxable-equivalent basis.
(3)          Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)	For disclosure purposes, yield /rates are annualized by dividing the number of days in the reported period by 365.

Index
FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended September 30, 2023			Three months ended June 30, 2023
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate (4)
Assets
Interest-earning assets:
Loans (1)	$1,031,647	$13,098	5.04%	$988,094	$13,722	5.57%
Certificates of deposit	20,794	194	3.70%	21,491	188	3.51%
Interest bearing due from banks	148,250	1,870	5.00%	169,071	2,315	5.49%
Investment securities, taxable	551,555	2,685	1.93%	571,381	2,673	1.88%
Investment securities, non-taxable (2)	31,765	199	2.49%	34,953	220	2.52%
Other interest earning assets	10,518	214	8.07%	9,985	165	6.63%
Total average interest-earning assets	1,794,529	18,260	4.04%	1,794,975	19,283	4.31%
Non-interest-earning assets:
Cash and due from banks	49,630			46,004
Premises and equipment, net	9,704			9,804
Interest receivable and other assets	59,579			59,479
Total average assets	$1,913,442			$1,910,262

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	415,232	472	0.45%	425,903	377	0.36%
Savings and MMDA’s	443,536	819	0.73%	455,943	582	0.51%
Time, $250,000 and under	98,898	968	3.88%	78,378	470	2.41%
Time, over $250,000	17,554	127	2.87%	11,373	72	2.54%
Total average interest-bearing liabilities	975,220	2,386	0.97%	971,597	1,501	0.62%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	779,615			783,045
Interest payable and other liabilities	18,858			17,210
Total liabilities	1,773,693			1,771,852
Total average stockholders’ equity	139,749			138,410
Total average liabilities and stockholders’ equity	$1,913,442			$1,910,262
Net interest income and net interest margin (3)		$15,874	3.51%		$17,782	3.97%

(1)
Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest is generally excluded.  Loan interest income includes loan fees, net of deferred costs of approximately $(50) and $69 for the three months ended September 30, 2023 and June 30, 2023, respectively. Also included in loan interest income is interest income recognized on nonaccrual loans paid off totaling $4 and $1,285 for the three months ended September 30, 2023 and June 30, 2023, respectively.

(2)	Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
(3)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)	For disclosure purposes, yield/rates are annualized by dividing the number of days in the reported period by 365.

Index
Analysis of Changes
in Interest Income and Interest Expense
(Dollars in thousands)

Following is an analysis of changes in interest income and expense (dollars in thousands) for the three months ended September 30, 2023 over the three months ended September 30, 2022, the nine months ended September 30, 2023 over the nine months ended September 30, 2022, and the three months ended September 30, 2023 over the three months ended June 30, 2023.  Changes not solely due to interest rate or volume have been allocated proportionately to interest rate and volume.

	Three Months Ended September 30, 2023 Over Three Months Ended September 30, 2022			Nine Months Ended September 30, 2023 Over Nine Months Ended September 30, 2022			Three Months Ended September 30, 2023 Over Three Months Ended June 30, 2023
	Volume	Interest Rate	Change	Volume	Interest Rate	Change	Volume	Interest Rate	Change

Increase in Interest Income:

Loans	$986	$1,255	$2,241	$3,552	$3,666	$7,218	$631	$(1,255)	$(624)
Certificates of Deposit	67	70	137	192	197	389	(5)	11	6
Due From Banks	(374)	1,183	809	(500)	5,285	4,785	(258)	(187)	(445)
Investment Securities - Taxable	(140)	703	563	(290)	2,548	2,258	(75)	87	12
Investment Securities - Non-taxable	(54)	3	(51)	(10)	68	58	(18)	(3)	(21)
Other Assets	18	59	77	69	127	196	10	39	49
	$503	$3,273	$3,776	$3,013	$11,891	$14,904	$285	$(1,308)	$(1,023)

Increase in Interest Expense:

Deposits:
Interest-Bearing Transaction Deposits	$(6)	$409	$403	$(4)	$906	$902	$(9)	$104	$95
Savings & MMDAs	(1)	649	648	16	1,515	1,531	(16)	253	237
Time Certificates	123	941	1,064	138	1,555	1,693	249	304	553

	$116	$1,999	$2,115	$150	$3,976	$4,126	$224	$661	$885

Increase in Net Interest Income:	$387	$1,274	$1,661	$2,863	$7,915	$10,778	$61	$(1,969)	$(1,908)

Index
CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a $9,688,000, or 5.2%, increase in cash and cash equivalents, a $252,000, or 1.2%, decrease in certificates of deposit, a $50,683,000, or 8.2%, decrease in investment securities available-for-sale, a $66,928,000, or 6.9%, increase in net loans held-for-investment, and a $369,000, or 100.0%, increase in loans held-for-sale from December 31, 2022 to September 30, 2023. The increase in cash and cash equivalents was primarily due to an increase in deposit balances, primarily due to the purchase of brokered deposits coupled with deposits assumed from the branch acquisition during the first quarter of 2023, which was partially offset by seasonal fluctuations and deposit outflows due to changes in market conditions and monetary policy and originations of loans held-for-investment. The decrease in certificates of deposit was due to maturities, net of purchases of certificates of deposit. The decrease in investment securities was primarily due to maturities and principal repayments on available-for-sale securities, which was partially offset by purchases of available-for-sale securities. The increase in net loans held-for-investment was primarily driven by growth in commercial real estate, residential mortgage and residential construction loans, partially offset by net reductions in commercial and agricultural loans. The increase in loans held-for-sale was due to the timing of funding and sale of the loans held-for-sale pipeline. Loans held-for-sale as of September 30, 2023 were subsequently sold in October 2023.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect an increase in total deposits of $19,470,000, or 1.1%, from December 31, 2022 to September 30, 2023. The overall increase in total deposits was primarily due to the purchase of brokered deposits during the second quarter, coupled with the assumption of $115.9 million of deposits as part of the acquisition of three branches in the California cities of Colusa, Willows, and Orland during the first quarter, which was partially offset by seasonal fluctuations and deposit outflows due to changes in market conditions and monetary policy.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The Federal Open Market Committee increased the Federal Funds rate by 100 basis points to a target range of 5.25% to 5.50% during the nine months ended September 30, 2023.

Interest income on loans for the nine months ended September 30, 2023 was up 23.3% from the same period in 2022, increasing from $30,979,000 to $38,197,000, and was up 20.6% for the three months ended September 30, 2023 over the same period in 2022, increasing from $10,857,000 to $13,098,000. The increase in interest income on loans for the nine months ended September 30, 2023 as compared to the same period a year ago was primarily due to an increase in average balance of loans, a 52 basis point increase in yield on loans and recognition of interest on a non-performing loan, which was partially offset by a decrease in PPP fee recognition. The increase in interest income on loans for the three months ended September 30, 2023 as compared to the same period a year ago was primarily due to an increase in average balance of loans and a 50 basis point increase in yield on loans, which was partially offset by a decrease in PPP fee recognition. The Company recognized a paydown during the nine months ended September 30, 2023 on a non-performing agricultural loan relationship, resulting in the recognition of interest totaling $1.3 million included in interest income on loans for the nine months ended September 30, 2023. PPP processing fees received from the SBA for PPP loans originated in 2020 and 2021 were recognized as an adjustment to the effective yield over the loan’s life and fully recognized in income upon repayment or SBA forgiveness of the loan. The Company recognized the remaining balance of PPP loan fees during 2022. The Company recognized PPP processing fees totaling $0 and approximately $2.7 million for the nine-month periods ended September 30, 2023 and September 30, 2022, respectively. The Company recognized PPP processing fees totaling $0 and approximately $0.2 million for the three-month periods ended September 30, 2023 and September 30, 2022, respectively.

Interest income on certificates of deposit for the nine months ended September 30, 2023 was up 232.9% from the same period in 2022, increasing from $167,000 to $556,000, and was up 240.4% for the three months ended September 30, 2023 over the same period in 2022, increasing from $57,000 to $194,000. The increase in interest income on certificates of deposit for the nine months ended September 30, 2023 as compared to the same period a year ago was primarily due to a 160 basis point increase in yield on certificates of deposit coupled with an increase in average balances of certificates of deposit. The increase in interest income on certificates of deposit for the three months ended September 30, 2023 as compared to the same period a year ago was primarily due to a 172 basis point increase in yield on certificates of deposit coupled with an increase in average balances of certificates of deposit.

Interest income on interest-bearing due from banks for the nine months ended September 30, 2023 was up 294.3% from the same period in 2022, increasing from $1,626,000 to $6,411,000, and was up 76.3% for the three months ended September 30, 2023 over the same period in 2022, increasing from $1,061,000 to $1,870,000. This income is primarily derived from interest on reserves held at the Federal Reserve. The increase in interest income on interest-bearing due from banks for the nine months ended September 30, 2023 as compared to the same period a year ago was primarily due to increases in the Federal Funds rate resulting in a 398 basis point increase in yield on interest-bearing due from banks, which was partially offset by a decrease in average balances of interest-bearing due from banks. The increase in interest income on interest-bearing due from banks for the three months ended September 30, 2023 as compared to the same period a year ago was primarily due to a 298 basis point increase in yield on interest-bearing due from banks, which was partially offset by a decrease in average balances of interest-bearing due from banks.

Index
Interest income on investment securities available-for-sale for the nine months ended September 30, 2023 was up 36.1% from the same period in 2022, increasing from $6,417,000 to $8,733,000, and was up 21.6% for the three months ended September 30, 2023 over the same period in 2022, increasing from $2,372,000 to $2,884,000. The increase in interest income on investment securities for the nine months ended September 30, 2023 as compared to the same period a year ago was primarily due to a 58 basis point increase in investment yields, which was partially offset by a decrease in average investment securities. The increase in interest income on investment securities for the three months ended September 30, 2023 as compared to the same period a year ago was primarily due to a 46 basis point increase in investment yields, which was partially offset by a decrease in average investment securities.

Interest income on other earning assets for the nine months ended September 30, 2023 was up 54.3% from the same period in 2022, increasing from $361,000 to $557,000, and was up 56.2% for the three months ended September 30, 2023 over the same period in 2022, increasing from $137,000 to $214,000. This income is primarily derived from dividends received by the Federal Home Loan Bank. The increase in interest income on other earning assets for the nine months ended September 30, 2023 as compared to the same period a year ago was primarily due to a 179 basis point increase in yield on other earning assets coupled with an increase in average balances of other earning assets. The increase in interest income on other earning assets for the three months ended September 30, 2023 as compared to the same period a year ago was primarily due to a 231 basis point increase in yield on other earning assets coupled with an increase in average balances of other earning assets.

The Company had no Federal Funds sold balances during the three and nine months ended September 30, 2023 and September 30, 2022.

Interest Expense

Interest expense on deposits for the nine months ended September 30, 2023 was up 597.1% from the same period in 2022, increasing from $691,000 to $4,817,000, and was up 780.4% for the three months ended September 30, 2023 over the same period in 2022, increasing from $271,000 to $2,386,000. The increase in interest expense for the nine months ended September 30, 2023 as compared to the same period a year ago was primarily due to a 56 basis point increase in average interest-bearing deposit yield coupled with an increase in average balance of interest-bearing liabilities. The increase in interest expense for the three months ended September 30, 2023 as compared to the same period a year ago was primarily due to an 86 basis point increase in average interest-bearing deposit yield coupled with an increase in average balance of interest-bearing liabilities.

Provision for Credit Losses

Provision for credit losses for the nine months ended September 30, 2023 was up 244.4% from the same period in 2022, increasing from $900,000 to $3,100,000, and was up 66.7% for the three months ended September 30, 2023 over the same period in 2022, increasing from $300,000 to $500,000. The increase in provision for credit losses was driven by the need to replenish the ACL for net charge-off activity as well as to provide reserves for our quarterly loan growth. During the nine months ended September 30, 2023, the Company experienced a credit event related to suspected customer fraud on a single agricultural relationship that required a charge-off of $2,567,000 against the ACL. Management believes that the allowance for credit losses at September 30, 2023 appropriately reflected expected credit losses in the loan portfolio at that date.

Non-Interest Income

Non-interest income was up 12.3% for the nine months ended September 30, 2023 from the same period in 2022, increasing from $5,480,000 to $6,155,000. The increase was primarily driven by a bargain purchase gain and an increase in debit card income, which was partially offset by decreases in loan servicing income and other income. The Company recognized a bargain purchase gain totaling approximately $1.4 million as a result of the acquisition of the Colusa, Willows, and Orland branches located in California in the first quarter of 2023.  The decrease in loan servicing income was primarily due to the prior year reversal of impairment expense on the Company’s mortgage servicing rights asset coupled with a decrease in mortgage servicing assets booked.  The decrease in other income was primarily due to the prior year recognition of non-taxable income from a bank owned life insurance policy.

Non-interest income was down 14.2% for the three months ended September 30, 2023 from the same period in 2022, decreasing from $2,070,000 to $1,776,000. The decrease was primarily due to the prior year recognition of non-taxable income from a bank owned life insurance policy.

Index
Non-Interest Expenses

Total non-interest expenses were up 14.8% for the nine months ended September 30, 2023 from the same period in 2022, increasing from $28,339,000 to $32,534,000. The increase was primarily due to increases in salaries and employee benefits expense, occupancy and equipment, data processing, amortization of core deposit intangibles and other non-interest expenses. The increase in salaries and employee benefits expense was primarily due to an increase in full-time-equivalent employees. The increases in occupancy and equipment, data processing and amortization of core deposit intangibles are primarily due to the branch acquisitions in the first quarter of 2023. The increase in non-interest expenses was primarily due to increases in consulting fees and training expenses as part of the branch acquisitions, FDIC assessments and debit card expense.  The increase in non-interest expenses was partially offset by the recovery of loan collection expenses due to the recognition of a paydown on a non-performing agricultural loan relationship, resulting in the recovery of back interest and $0.7 million in loan collection expense recoveries.

Total non-interest expenses were up 9.8% for the three months ended September 30, 2023 from the same period in 2022, increasing from $9,909,000 to $10,883,000. The increase was primarily due to increases in salaries and employee benefits expense, occupancy and equipment, amortization of core deposit intangibles and FDIC assessments. The increase in salaries and employee benefits expense was primarily due to an increase in full-time-equivalent employees. The increases in occupancy and equipment and amortization of core deposit intangibles was primarily due to the branch acquisitions in the first quarter of 2023. The increase in FDIC assessments was due to a base rate increase.

The following table sets forth other non-interest expenses by category for the three and nine months ended September 30, 2023 and 2022.

	(in thousands)
	Three months ended September 30, 2023	Three months ended September 30, 2022	Nine months ended September 30, 2023	Nine months ended September 30, 2022
Other non-interest expenses
FDIC assessments	$231	$126	$681	$401
Contributions	79	66	190	148
Legal fees	88	151	428	474
Accounting and audit fees	134	135	451	404
Consulting fees	163	239	599	428
Postage expense	27	36	123	129
Telephone expense	37	36	124	109
Public relations	87	52	230	183
Training expense	37	34	165	115
Loan origination expense	120	29	248	178
Computer software depreciation	1	9	17	32
Sundry losses	80	80	203	184
Loan collection expense (recovery)	160	114	(294)	292
Debit card expense	305	246	902	722
Other non-interest expense	437	350	1,296	1,055

Total other non-interest expenses	$1,986	$1,703	$5,363	$4,854

Index
Income Taxes

The Company’s tax rate, the Company’s income before taxes and the amount of tax relief provided by non-taxable earnings affect the Company’s provision for income taxes. Provision for income taxes increased 39.1% for the nine months ended September 30, 2023 from the same period in 2022, increasing from $3,945,000 to $5,486,000, and increased 9.4% for the three months ended September 30, 2023 from the same period in 2022, increasing from $1,506,000 to $1,648,000. The increase in provision for income taxes was primarily due to an increase in pre-tax income. The effective tax rate was 27.2% and 26.1% for the nine months ended September 30, 2023 and September 30, 2022, respectively. The effective tax rate was 26.3% and 24.8% for the three months ended September 30, 2023 and September 30, 2022, respectively.

Off-Balance Sheet Commitments

The following table shows the distribution of the Company’s undisbursed loan commitments at the dates indicated.

	(in thousands)

	September 30, 2023	December 31, 2022

Undisbursed loan commitments	$197,710	$205,610
Standby letters of credit	1,251	1,930
Commitments to sell loans	765	—
	$199,726	$207,540

The reserve for unfunded lending commitments amounted to $1,050,000 and $700,000 as of September 30, 2023 and December 31, 2022, respectively. The reserve for unfunded lending commitments is included in other liabilities on the Condensed Consolidated Balance Sheets. See Note 7 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q, “Financial Instruments with Off-Balance Sheet Risk,” for additional information.

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

The following table summarizes the Company’s non-accrual loans net of guarantees of the State of California and U.S. Government by loan category at September 30, 2023 and December 31, 2022:

	At September 30, 2023			At December 31, 2022
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(in thousands)

Commercial	$—	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—	—
Agriculture	5,020	—	5,020	7,416	—	7,416
Residential mortgage	400	—	400	123	—	123
Residential construction	—	—	—	—	—	—
Consumer	699	—	699	637	—	637
Total non-accrual loans	$6,119	$—	$6,119	$8,176	$—	$8,176

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

Non-accrual loans amounted to $6,119,000 at September 30, 2023 and were comprised of four agriculture loans totaling $5,020,000, two residential mortgage loans totaling $400,000, and four consumer loans totaling $699,000. Non-accrual loans amounted to $8,176,000 at December 31, 2022 and were comprised of three agriculture loans totaling $7,416,000, one residential mortgage loan totaling $123,000 and four consumer loans totaling $637,000.

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

Index
As the following table illustrates, total non-performing assets, net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, decreased $2,460,000, or 28.7%, to $6,119,000 during the first nine months of 2023. Non-performing assets, net of guarantees, represented 0.3% of total assets at September 30, 2023.

	At September 30, 2023			At December 31, 2022
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Non-accrual loans	$6,119	$—	$6,119	$8,176	$-	$8,176
Loans 90 days past due and still accruing	—	—	—	403	—	403

Total non-performing loans	6,119	—	6,119	8,579	—	8,579
Other real estate owned	—	—	—	—	—	—
Total non-performing assets	$6,119	$—	$6,119	$8,579	$—	$8,579

Non-performing loans (net of guarantees) to total loans			0.6%			0.9%
Non-performing assets (net of guarantees) to total assets			0.3%			0.5%
Allowance for credit losses to non-performing loans (net of guarantees)			263.9%			172.4%

The Company had no loans that were 90 days or more past due and still accruing as of September 30, 2023. The Company had one loan totaling $403,000 that was 90 days or more past due and still accruing as of December 31, 2022.

Loans totaling $23,733,000 and $15,069,000 were classified as substandard loans as of September 30, 2023 and December 31, 2022, respectively.  Management believes that the allowance for credit losses at September 30, 2023 and December 31, 2022 appropriately reflected expected credit losses in the loan portfolio at that date.  The ratio of the allowance for credit losses to total loans at September 30, 2023 and December 31, 2022 was 1.53% and 1.50%, respectively. The Company adopted and implemented CECL on January 1, 2023. The ratio of the allowance for credit losses to total loans as of September 30, 2023 is based on the expected loss methodology, and the ratio of allowance for credit losses to total loans as of December 31, 2022 is based on the incurred loss methodology.

Other real estate owned (“OREO”) consists of property that the Company has acquired by deed in lieu of foreclosure or through foreclosure proceedings, and property that the Company does not hold title to but is in actual control of, known as in-substance foreclosure. The estimated fair value of the property is determined prior to transferring the balance to OREO. The balance transferred to OREO is the estimated fair value of the property less estimated cost to sell.  Impairment may be deemed necessary to bring the book value of the loan equal to the appraised value. Appraisals or loan officer evaluations are then conducted periodically thereafter charging any additional impairment to the appropriate expense account. The Company had no OREO as of September 30, 2023 and December 31, 2022.

Index
Allowance for Credit Losses (ACL)

The Company’s ACL is maintained at a level believed by management to appropriately reflect expected credit losses inherent in the loan portfolio.  The ACL is increased by provisions charged to operating expense and reduced by net charge-offs.  The Company contracts with vendors for credit reviews of the loan portfolio and utilizes historical loss trends and the remaining contractual lives of the loan portfolios to determine estimated credit losses through a reasonable and supportable forecast period.  The ACL is based on estimates, and actual losses may vary from current estimates.

The following table summarizes the ACL of the Company during the nine months ended September 30, 2023 and 2022, and for the year ended December 31, 2022:

Analysis of the Allowance for Credit Losses
(Amounts in thousands, except percentage amounts)

	Nine months ended September 30,		Year ended December 31,
	2023	2022	2022

Balance at beginning of period	$14,792	$13,952	$13,952
Impact of adopting ASC 326	800	—	—
Provision for credit losses	3,250	900	900
Loans charged-off:
Commercial	(269)	(297)	(297)
Commercial Real Estate	—	—	—
Agriculture	(2,567)	—	—
Residential Mortgage	(3)	—	—
Residential Construction	—	—	—
Consumer	(10)	(39)	(48)

Total charged-off	(2,849)	(336)	(345)

Recoveries:
Commercial	155	249	275
Commercial Real Estate	—	—	—
Agriculture	—	—	—
Residential Mortgage	—	—	—
Residential Construction	—	—	—
Consumer	1	6	10

Total recoveries	156	255	285

Net charge-offs	(2,693)	(81)	(60)

Balance at end of period	$16,149	$14,771	$14,792

Ratio of net charge-offs to average loans outstanding during the period (annualized)	(0.36%)	(0.01%)	(0.01%)
Allowance for credit losses to total loans	1.53%	1.50%	1.50%
Nonaccrual loans to total loans	0.6%	0.9%	0.8%
Allowance for credit losses to nonaccrual loans	263.9%	174.3%	180.9%

Index
Deposits

Deposits are one of the Company’s primary sources of funds.  At September 30, 2023 and December 31, 2022, the Company had the following deposit mix:

	September 30, 2023	December 31, 2022

Non-interest bearing transaction	44.1%	44.9%
Interest-bearing transaction	23.2%	25.9%
Savings and MMDA	25.5%	26.6%
Time	7.2%	2.6%

The Company obtains deposits primarily from the communities it serves. The Company believes that no material portion of its deposits has been obtained from or is dependent on any one person or industry. The Company accepts deposits in excess of $250,000 from customers.  These deposits are priced to remain competitive.

Maturities of time certificates of deposit of over $250,000 outstanding at September 30, 2023 and December 31, 2022 are summarized as follows:

	(in thousands)
	September 30, 2023	December 31, 2022
Three months or less	$1,652	$1,211
Over three to six months	3,294	1,012
Over six to twelve months	8,159	3,769
Over twelve months	5,752	3,248
Total	$18,857	$9,240

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

Asset liquidity sources consist of the repayments and maturities of loans, selling of loans, short-term money market investments, maturities of securities and sales of securities from the available-for-sale portfolio. These activities are generally summarized as investing activities in the Condensed Consolidated Statement of Cash Flows. For the nine months ended September 30, 2023 net liquidity provided by investing activities totaled $79,999,000.

The Company’s available-for-sale investment securities plus cash and cash equivalents and certificates of deposit totaled $785,210,000 on September 30, 2023, which was 41.3% of assets at that time. This was a decrease of $41,247,000 from $826,457,000 and 44.2% of assets as of December 31, 2022. The Company’s investment securities are generally shorter term in nature to provide ongoing cash flows for liquidity needs and/or reinvestment for interest rate risk management. On September 30, 2023, the effective duration of our investment securities was 3.05 with projected principal cashflow of $52,260,000 for the remainder of 2023 available for reinvestment or liquidity needs. The Company had no held-to-maturity securities as of September 30, 2023 and December 31, 2022.

Liquidity may also be impacted from liabilities through changes in deposits and borrowings outstanding. These activities are included under financing activities in the Condensed Consolidated Statement of Cash Flows. As of September 30, 2023 the Company had no borrowings outstanding. For the nine months ended September 30, 2023 net liquidity used in financing activities totaled $95,310,000. While these sources of funds are expected to continue to provide significant amounts of funds in the future, their mix, as well as the possible use of other sources, will depend on future economic and market conditions.

Liquidity is also provided or used through the results of operating activities. For the nine months ended September 30, 2023 operating activities provided cash of $24,999,000, primarily from net income of $14,672,000.

Liquidity is measured by various ratios, in management’s opinion, the most common being the ratio of net loans to deposits (including loans held-for-sale).  This ratio was 59.4% and 56.2% as of September 30, 2023 and December 31, 2022, respectively.

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

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks which totaled $122,000,000 at September 30, 2023.  Additionally, the Company has a line of credit with the FHLB, with a remaining borrowing capacity at September 30, 2023 of $405,614,000; credit availability is subject to certain collateral requirements. In addition, the Bank is eligible for participation in the newly created Bank Term Funding Program at the Federal Reserve which is intended to provide liquidity to U.S. depository institutions using one-year advances, prepayable without penalty, provided at the one-year overnight index swap rate plus 10 basis points limited to the value of eligible collateral. Eligible collateral includes any collateral eligible for purchase by the Federal Reserve Bank, at par value, provided such collateral was owned by the borrower at March 12, 2023. As of September 30, 2023, the Company had $569,071,000 in par value of unpledged securities available to pledge to secure advances under the newly created Bank Term Funding Program.

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

Index
As of September 30, 2023, the Bank’s capital ratios exceeded applicable regulatory requirements. The following table presents the capital ratios for the Bank, compared to the regulatory standards for well-capitalized depository institutions, as of September 30, 2023.

	(amounts in thousands except percentage amounts)
	Actual		Well Capitalized
	Capital	Ratio	Ratio Requirement
Leverage	$180,092	9.21%	5.0%
Common Equity Tier 1	$180,092	14.31%	6.5%
Tier 1 Risk-Based	$180,092	14.31%	8.0%
Total Risk-Based	$195,844	15.56%	10.0%

Index
ITEM 3.   – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in the quantitative and qualitative disclosures about market risk as of September 30, 2023, from those presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which are incorporated by reference herein.

ITEM 4.   – CONTROLS AND PROCEDURES

(a)  We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2023.  This conclusion is based on an evaluation conducted under the supervision and with the participation of management.

(b)  During the quarter ended September 30, 2023, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The high-profile bank failures of Silicon Valley Bank, Signature Bank and First Republic Bank earlier this year, and related negative media attention, generated significant market trading volatility among publicly-traded bank holding companies and, in particular, regional and community banks, such as the Company. These developments negatively impacted customer confidence in the safety and soundness of regional and community banks. The FDIC took steps to ensure that depositors of these failed banks would have access to their deposits, including uninsured deposit accounts.  U.S. bank regulators have taken action in an effort to further strengthen public confidence in the banking system through the creation of a new Bank Term Funding Program. There can be no assurance that these actions will be successful in restoring customer confidence in regional and community banks and the banking system more broadly.  While we currently do not anticipate liquidity constraints of the kind that caused these other financial services institutions to fail or require external support, constraints on our liquidity could occur as a result of customers choosing to maintain their deposits with larger financial institutions or to invest in higher yielding short-term fixed income securities, which could materially adversely impact our liquidity, cost of funding, loan funding capacity, net interest margin, capital and results of operations. If we were required to sell a portion of our securities portfolio to address liquidity needs, we may incur losses, including as a result of the negative impact of rising interest rates on the value of our securities portfolio, which could negatively affect our earnings and our capital. While the Company has taken actions to maintain adequate and diversified sources of funding and management believes that its liquidity measures are reasonable in light of the nature of the Bank’s customer base, there can be no assurance that such actions will be sufficient in the event of a sudden liquidity crisis.

Index
These recent events may also result in potentially adverse changes to laws or regulations governing banks and bank holding companies, enhanced regulatory supervision and examination policies and priorities, and/or the imposition of restrictions through regulatory supervisory or enforcement activities, including higher capital requirements and/or an increase in the Bank’s deposit insurance assessments. Although these legislative and regulatory actions cannot be predicted with certainty, any of these potential legislative or regulatory actions could, among other things, subject us to additional costs, limit the types of financial services and products we may offer, and reduce our profitability, any of which could materially and adversely affect our business, results of operations or financial condition. The FDIC has recently proposed that Congress consider various changes in the FDIC insurance program, including possible increases in the deposit insurance limit for certain types of accounts, such as business payment accounts.

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

Increases in the Allowance for Credit Losses Would Adversely Affect the Bank’s Financial Condition and Results of Operations

The Bank’s allowance for credit losses on loans was approximately $16.1 million, or 1.53% of total loans, at September 30, 2023, compared to allowance for loan losses of approximately $14.8 million, or 1.50% of total loans, at December 31, 2022, and 263.9% of total non-performing loans net of guaranteed portions at September 30, 2023, compared to 172.4% of total non-performing loans, net of guaranteed portions at December 31, 2022.  Provision for credit losses totaled $3.1 million for the nine months ended September 30, 2023, compared to $0.9 million for the nine months ended September 30, 2022. Provision for credit losses totaled $0.5 million for the three months ended September 30, 2023, compared to $0.3 for the three months ended September 30, 2022. The increase in provision for credit losses was primarily due to an agricultural relationship that required a charge-off of $2.6 million in the second quarter of 2023, coupled with loan growth during the nine months ended September 30, 2023.

Index
The COVID-19 pandemic and related responses to the pandemic by federal, state and local governments negatively impacted the U.S., California and global economies, significantly increased economic uncertainty, reduced economic activity, increased unemployment levels, and resulted in temporary and permanent closures of many businesses and restrictions on business and social activities in many states and communities, including many markets where we have operations. The extent to which the Company’s business will continue to be affected will depend on a variety of factors, many of which are outside of our control, including the persistence of the pandemic, the actions of governmental authorities, changes in customer preferences, impacts on economic activity, and the possibility of recession or continued financial market instability. The pandemic has resulted and may continue to result in the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses.  Material future additions to the allowance for estimated losses on loans may be necessary if such material adverse changes in economic conditions were to continue to occur and the performance of the Bank’s loan portfolio were to deteriorate.

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

The Bank’s Dependence on Real Estate Lending Increases Our Risk of Losses

The Bank’s primary lending focus has historically been commercial (including agricultural), construction, and real estate mortgage.  At September 30, 2023, real estate mortgage (excluding loans held-for-sale) and construction loans (residential and other) comprised approximately 86% and 2%, respectively, of the total loans in the Bank’s portfolio.  At September 30, 2023, all of the Bank’s real estate mortgage and construction loans and approximately 2% of its commercial loans were secured fully or in part by deeds of trust on underlying real estate.  The Company’s dependence on real estate increases the risk of loss in both the Bank’s loan portfolio and its holdings of other real estate owned if economic conditions in Northern California were to deteriorate. Deterioration of the real estate market in Northern California would have a material adverse effect on the Company’s business, financial condition, and results of operations.

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

FIRST NORTHERN COMMUNITY BANCORP

Date:	November 9, 2023	By:	/s/ Kevin Spink

Kevin Spink, Executive Vice President / Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)