Form 10-K
period 2023-12-31
FIRST NORTHERN COMMUNITY BANCORP
filed 2024-03-11
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023
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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant on June 30, 2023 (based upon the last reported sales price of such stock on the OTC Markets on June 30, 2023) was $92,326,010.
The number of shares of the registrant’s Common Stock outstanding as of March 4, 2024 was 14,827,366.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12 (as to security ownership of certain beneficial owners and management), 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2024 Annual Meeting of Shareholders.

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

●	Tax rates and the impact of changes in the U.S. tax laws

●	Our pension and retirement plan costs

●	Our liquidity strategies and beliefs concerning the adequacy of our liquidity and ability to satisfactorily manage our liquidity

●	Critical accounting policies and estimates, the impact or anticipated impact of recent accounting pronouncements or changes in accounting principles

●	Expected rates of return, maturities, loss exposure, growth rates, yields, and projected results

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

PART I

ITEM 1 –	BUSINESS

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

On January 20, 2023, the Company completed the acquisition of three branches of Columbia State Bank, a Washington state-chartered commercial bank (“Columbia”), and a wholly-owned subsidiary of Columbia Banking System, Inc., in the California towns of Colusa, Orland and Willows. This acquisition enabled the Company to extend its existing footprint.  The Bank acquired these branches for consideration in an amount equal to 3.15% of the average daily closing balance of the deposits for the period commencing thirty calendar days prior to the closing date and concluding on the date preceding the closing date plus the net book values of certain assets of Columbia and accrued interest and fees with respect to the acquired loans.  At the closing of the acquisition, and subject to the terms of the purchase agreement, the Bank assumed the deposit liabilities related to certain accounts. The aggregate deposits assumed totaled approximately $116 million, and the aggregate principal balance of the loans acquired totaled approximately $4 million.

The Bank has fourteen full-service branches located in the cities of Auburn, Colusa, Davis, Dixon, Fairfield, Orland, Rancho Cordova, Roseville, Sacramento, Vacaville, West Sacramento, Winters, Willows and Woodland. The Bank has one satellite banking office inside a retirement community in the city of Davis and a residential mortgage loan office in Davis. The Bank engages financial advisors, through Raymond James Financial Services, Inc., who offer non-FDIC insured investment and brokerage services throughout the region from offices strategically located in West Sacramento, Davis and Auburn. The Bank also has a commercial loan office in the Contra Costa County city of Walnut Creek that serves the East Bay Area’s small- to medium-sized business lending needs. The Bank’s operations center is located in Dixon and provides back-office support including information services, central operations, and the central loan department.  In 2019, the Bank opened an additional administrative office in Sacramento.

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

The Bank’s principal source of revenue is interest income. Interest income is primarily derived from interest and fees on loans and leases, interest on investments, and due from banks interest bearing accounts. For the year ended December 31, 2023, these sources comprised approximately 70%, 16%, and 13%, respectively, of the Company’s interest income.

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

As of December 31, 2023, the Company had consolidated assets of approximately $1.87 billion, liabilities of approximately $1.71 billion and stockholders’ equity of approximately $159.2 million. The Company and its subsidiaries employed 203 full-time-equivalent employees as of December 31, 2023.  The Company and the Bank consider their relationship with their employees to be good and have not experienced any interruptions of operations due to labor disagreements.

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

Supervision and Regulation of Bank Holding Companies

The Company is a bank holding company subject to the BHCA.  The Company reports to, registers with, and is subject to supervision and examination by, the FRB.  The FRB also has the authority to examine the Company’s subsidiaries.  The costs of any examination by the FRB are payable by the Company.

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

In November 2020, California voters approved state-wide Proposition 24, also known as the California Privacy Rights and Enforcement Act of 2020 (the “CPREA”) which expanded and amended certain provisions of the CCPA and created the California Privacy Protection Agency to enforce privacy rights for Californians and impose fines for violations of such rights.  The CPREA requires businesses to not share a consumer’s personal information upon the consumer’s request, provides consumers with an opt-out option for having their sensitive personal information used or disclosed for advertising or marketing, to obtain permission for collecting data on certain minors, and to correct a consumer’s inaccurate information upon the consumer’s request.  It also removed the ability of businesses to remedy violations before being penalized for violations and increased the penalties for such violations.  Most of the provisions of the CPREA took effect in 2023 but some portions, such as the creation of the new state agency, went into effect immediately.

These laws could adversely impact the business of the Bank by resulting in increased operating expenses as well as additional exposure to the risk of litigation by or on behalf of consumers.

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

Banks, such as First Northern, became subject to these rules on January 1, 2015.  The rules implemented higher minimum capital requirements, include a common equity Tier 1 capital requirement, and established criteria that instruments must meet in order to be considered common equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital.  The final rules provided for increased minimum capital ratios as follows: (a) a common equity Tier 1 capital ratio of 4.5%; (b) a Tier 1 capital ratio of 6%; (c) a total capital ratio of 8%; and (d) a Tier 1 leverage ratio to average consolidated assets of 4%.  Under these rules, in order to avoid certain limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements (equal to 2.5% of total risk-weighted assets).  The capital conservation buffer is designed to absorb losses during periods of economic stress.  First Northern believes that it was in compliance with these requirements at December 31, 2023.

Pursuant to the EGRRCPA, the FRB adopted a final rule, effective August 31, 2018, amending the Small Bank Holding Company and Savings and Loan Holding Company Policy Statement (the “policy statement”) to increase the consolidated assets threshold to qualify to utilize the provisions of the policy statement from $1 billion to $3 billion. Bank holding companies, such as the Company, are subject to capital adequacy requirements of the FRB; however, bank holding companies which are subject to the policy statement are not subject to compliance with the regulatory capital requirements until they hold $3 billion or more in consolidated total assets. As a consequence, as of December 31, 2023, the Company was not required to comply with the FRB’s regulatory capital requirements until such time that its consolidated total assets equal $3 billion or more or if the FRB determines that the Company is no longer deemed to be a small bank holding company. However, if the Company had been subject to these regulatory capital requirements, it would have exceeded all regulatory requirements.

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

The following table presents the capital ratios for the Bank as of December 31, 2023 (calculated in accordance with the Basel III capital rules):

	The Bank
	2023		Adequately Capitalized	Well Capitalized
	Capital	Ratio	Ratio*	Ratio
Tier 1 Leverage Capital (to Average Assets)	$187,248	9.7%	4.0%	5.0%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	187,248	14.8%	4.5%	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	187,248	14.8%	6.0%	8.0%
Total Risk-Based Capital (to Risk-Weighted Assets)	203,096	16.0%	8.0%	10.0%

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

In January 2014, the Basel Committee issued an updated version of its leverage ratio and disclosure guidance (“Basel III leverage ratio”), which were implemented beginning January 1, 2023.  The Basel Committee guidance continues to set a minimum Basel III leverage ratio of 3%.  The Basel Committee, in December 2017, adopted further revisions to the Basel III capital standards (“Basel IV”) which refined the definition of the leverage ratio “exposure measures” (the Basel III term for non risk-weighted assets).  On July 27, 2023, the federal banking agencies issued a proposed rule to implement the final components of the Basel III standards set by the Basel Committee on Banking Supervision in 2017. The proposed rule, which would not apply to the Company and the Bank as proposed, would substantially revise the existing regulatory capital framework for institutions with $100 billion or more of assets.

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

Under the prompt corrective action provisions of FDICIA, an insured depository institution generally will be classified in one of five capital categories ranging from “well capitalized” to “critically under-capitalized.”

An institution that, based upon its capital levels, is classified as “well capitalized,” “adequately capitalized” or “under-capitalized” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment.  At each successive lower capital category, an insured depository institution is subject to increased restrictions on its operations.  Management believes that at December 31, 2023, the Company and the Bank exceeded the required ratios for classification as “well capitalized.”  Institutions that are “under-capitalized” or lower are subject to certain mandatory supervisory corrective actions.  Failure to meet regulatory capital guidelines can result in a bank being required to raise additional capital.  An “under-capitalized” bank must develop a capital restoration plan and its parent holding company must generally guarantee compliance with the plan.

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

In September, 2020, the FDIC board of directors voted to adopt a restoration plan to restore the DIF reserve ratio to at least 1.35% within 8 years as required by the FDIC Act.  This action was in response to the reserve ratio dropping to 1.30% primarily due to the inflow of more than $1 trillion in estimated insured deposits in the first six month of 2020 resulting mainly from the pandemic, monetary policy actions, direct government assistance and an overall reduction in business spending.  On October 18, 2022, the FDIC adopted a final rule, applicable to all insured depository institutions to increase the initial base deposit insurance assessment rate schedules uniformly by two basis points consistent with the Amended Restoration Plan approved by the FDIC on June 21, 2022. The FDIC indicated that it was taking this action in order to restore the DIF reserve ratio to the required statutory minimum of 1.35% by the statutory deadline of September 30, 2028.  Under the final rule, the increase in rates began with the first quarterly assessment period of 2023 and will remain in effect unless and until the reserve ratio meets or exceeds 2% in order to support growth in the DIF in progressing toward the FDIC’s long-term goal of a 2% reserve ratio. The increase in assessment rates will apply to the Bank and is projected to have an insignificant effect on the Company’s capital levels and net income.

Deposit insurance assessments and assessment rates are subject to change by the FDIC and can be impacted by the overall economy and the stability of the banking industry as a whole. On November 16, 2023, the FDIC issued a final rule to implement a special assessment to recover the loss to the DIF associated with protecting uninsured depositors following the closure of Silicon Valley Bank and Signature Bank. Under the final rule, the assessment base for an insured depository institution will be equal to the institution’s estimated uninsured deposits as of December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits. Under the final rule, the FDIC will collect the special assessment at an annual rate of 13.4 basis points beginning with the first quarterly assessment period of 2024 and will continue to collect special assessments for an anticipated total of eight quarterly assessment periods.  This special assessment did not apply to the Bank; however, there can be no assurance that the FDIC will not impose special assessments on, or increase annual assessments payable by, the Bank in the future.  The ultimate effect on our business of legislative, regulatory and economic developments on the DIF cannot be predicted with certainty.  Future increases in insurance premiums could have adverse effects on the operating expenses and results of operations of the Company. Management cannot predict what the FDIC insurance assessment rates will be in the future.

Insurance of a bank’s deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC or the Bank’s primary regulator. Management of the Company is not aware of any practice, condition or violation that might lead to termination of the Company’s deposit insurance.

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

On October 24, 2023, the federal banking agencies jointly issued a final rule to strengthen and modernize the existing CRA regulations. Under the final rule, the agencies will evaluate a bank’s CRA performance based upon the varied activities that it conducts and the communities in which it operates. CRA evaluations and data collection requirements will be tailored based on bank size and type. Under the final rule, the Bank would be considered an intermediate bank (with assets of at least $600 million and less than $2 billion) and therefore will be evaluated under a new retail lending test and will have the flexibility to remain under the existing CD test under the current rule or opt into a new Community Development Financing Test. The final rule includes CRA assessment areas associated with mobile and online banking, and new metrics and benchmarks to assess retail lending performance.  In addition, the final rule emphasizes smaller loans and investments that can have a high impact and be more responsive to the needs of low- and moderate-income communities. The final rule exempts small and intermediate banks from new data requirements that apply to banks with assets of at least $2 billion and limits certain new data collection and reporting requirements to large banks with assets greater than $10 billion.  The final rule will take effect on April 1, 2024; however, compliance with the majority of the final rule’s provisions will not be required until January 1, 2026, and the data reporting requirements of the final rule will not take effect until January 1, 2027.

Cybersecurity

The federal banking regulators regularly issue new guidance and standards, and update existing guidance and standards, regarding cybersecurity intended to enhance cyber risk management among financial institutions. Financial institutions are expected to comply with such guidance and standards and to accordingly develop appropriate security controls and risk management processes. If we fail to observe such regulatory guidance or standards, we could be subject to various regulatory sanctions, including financial penalties. In 2023, the SEC issued a final rule that requires disclosure of material cybersecurity incidents, as well as cybersecurity risk management, strategy and governance. Under this rule, banking organizations that are SEC registrants must generally disclose information about a material cybersecurity incident within four business days of determining it is material with periodic updates as to the status of the incident in subsequent filings as necessary.

Under a final rule adopted by federal banking agencies in 2021, banking organizations are required to notify their primary banking regulator within 36 hours of determining that a “computer-security incident” has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to carry out banking operations or deliver banking products and services to a material portion of its customer base, its businesses and operations that would result in material loss, or its operations that would impact the stability of the United States. The federal banking agencies have also adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of the board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial services. Moreover, recent cyberattacks against banks and other financial institutions that resulted in unauthorized access to confidential customer information have prompted the federal banking regulators to issue more extensive guidance on cybersecurity risk management. Among other things, financial institutions are expected to design multiple layers of security controls to establish lines of defense and ensure that their risk management processes address the risks posed by compromised customer credentials, including security measures to authenticate customers accessing internet-based services. A financial institution also should have a robust business continuity program to recover from a cyberattack and procedures for monitoring the security of third-party service providers that may have access to nonpublic data at the institution.

State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and many states, including Texas, have also recently implemented or modified their data breach notification, information security and data privacy requirements. We expect this trend of state-level activity in those areas to continue and are continually monitoring developments in the states in which our customers are located.

Risks and exposures related to cybersecurity attacks, including litigation and enforcement risks, are expected to be elevated for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers.

See Item 1A. “Risk Factors” for a further discussion of risks related to cybersecurity and Item 1C. “Cybersecurity” for a further discussion of risk management strategies and governance processes related to cybersecurity.

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

The results of the 2024 national elections and a shift of control in the U.S. Senate could lead to new legislative and regulatory initiatives or the roll-back of initiatives of the previous Administration which could have significant impact on the banking and financial services industry and on our business.  We cannot assess at this time the degree to which this may occur.

A change of Administration in Washington, D.C. could also likely result in changes in the leadership and other senior positions at the federal bank regulatory agencies.  We cannot assess at this time the impact such changes would have on the banking and financial services industry and on our business.

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

Current federal law has made it easier for out-of-state banks to enter and compete in California.  Competition in our principal markets has further intensified as a result of the Dodd-Frank Act which, among other things, permitted out-of-state de novo branching by national banks, state banks and foreign banks from other states.

The business of banking in California remains highly competitive.  Competition in our industry is likely to further intensify as a result of continued consolidation of financial services companies, including consolidations of significance in our market area.  In order to compete with major financial institutions and other competitors in its primary service areas, the Bank relies upon the experience of its executive and senior officers in serving business clients, and upon its specialized services, local promotional activities and the personal contacts made by its officers, directors and employees.

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

The high-profile bank failures of Silicon Valley Bank, Signature Bank and First Republic Bank last year, and related negative media attention, generated significant market trading volatility among publicly-traded bank holding companies and, in particular, regional and community banks, such as the Company. These developments negatively impacted customer confidence in the safety and soundness of regional and community banks. The FDIC took steps to ensure that depositors of these failed banks would have access to their deposits, including uninsured deposit accounts.  U.S. bank regulators have taken action in an effort to further strengthen public confidence in the banking system through the creation of a new Bank Term Funding Program. Defaults by, or even rumors or questions about, one or more financial institutions or the financial services industry generally, may lead to market-wide liquidity problems and losses of client, creditor and counterparty confidence and could lead to losses or defaults by us or by other financial institutions. There can be no assurance that actions will be successful in restoring customer confidence in regional and community banks and the banking system more broadly.

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

In response, various significant economic and monetary stimulus measures were implemented by the U.S. government.  The FRB also pursued a highly accommodative monetary policy aimed at keeping interest rates at historically low levels.  The more recent tightening of the Federal Reserve’s monetary policies, including repeated and aggressive increases in target range for the federal funds rate as well as the conclusion of the Federal Reserve’s tapering of asset purchases, together with ongoing economic and geopolitical instability, increases the risk of an economic recession. Although forecasts have varied, many economists are projecting that, while indicators of U.S. economic performance, such as income growth, may be strong and levels of inflation may continue to decrease, the U.S. economy may be flat or experience a modest decrease in gross domestic output in 2024 while inflation is expected to remain elevated relative to historic levels in the coming quarters.

We, and other financial services companies, are impacted to a significant degree by current economic conditions. If the U.S. economy weakens, our growth and profitability from our lending, deposit and investment operations could be constrained and our asset quality, deposit levels, loan demand and results of operations may be adversely affected.

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

If substantial federal budget deficits were to continue or increase in the years ahead, further downgrades by the credit rating agencies with respect to the obligations of the U.S. federal government could occur. Any such further downgrades could increase over time the U.S. federal government’s cost of borrowing, which may worsen its fiscal challenges, as well as generate further upward pressure on interest rates generally in the U.S. which could, in turn, have adverse consequences for borrowers and the level of business activity. The long-term impact of this situation, including the impact to the Bank’s investment securities portfolio and other assets, cannot be predicted.

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

Increases in the Allowance for Credit Losses Would Adversely Affect the Bank’s Financial Condition and Results of Operations

The Bank’s allowance for credit losses on loans was approximately $16.6 million, or 1.55% of total loans, at December 31, 2023, compared to $14.8 million, or 1.50% of total loans, at December 31, 2022, and 199.1% of total non-performing loans net of guaranteed portions at December 31, 2023, compared to 172.4% of total non-performing loans, net of guaranteed portions at December 31, 2022.  Provision for credit losses totaling $1.1 million and $0.9 million for the years ended December 31, 2023 and 2022, respectively.  The provision for credit losses for the years ended December 31, 2023 and 2022 was primarily due to loan growth.

Material future additions to the allowance for estimated losses on loans may be necessary if material adverse changes in economic conditions in our markets were to continue to occur and the performance of the Bank’s loan portfolio were to deteriorate.

An allowance for credit losses on other real estate owned may also be required in order to reflect changes in the markets for real estate in which the Bank’s other real estate owned is located and other factors which may result in adjustments which are necessary to ensure that the Bank’s foreclosed assets are carried at the lower of cost or fair value, less estimated costs to dispose of the properties.  Moreover, the FDIC and the California DFPI, as an integral part of their examination process, periodically review the Bank’s allowance for credit losses on loans and the carrying value of its assets.  Increases in the provisions for estimated losses on loans and foreclosed assets would adversely affect the Bank’s financial condition and results of operations.

The Bank’s Dependence on Real Estate Lending Increases Our Risk of Losses

The Bank’s primary lending focus has historically been commercial (including agricultural), construction, and real estate mortgage.  At December 31, 2023, real estate mortgage (excluding loans held-for-sale) and construction loans (residential and other) comprised approximately 89% and 3%, respectively, of the total loans in the Bank’s portfolio.  At December 31, 2023, all of the Bank’s real estate mortgage and construction loans and approximately 1% of its commercial loans were secured fully or in part by deeds of trust on underlying real estate.  The Company’s dependence on real estate increases the risk of loss in both the Bank’s loan portfolio and its holdings of other real estate owned if economic conditions in Northern California were to deteriorate. Deterioration of the real estate market in Northern California would have a material adverse effect on the Company’s business, financial condition, and results of operations.

The CFPB has adopted various regulations which have impacted, and will continue to impact, our residential mortgage lending business.

Adverse Economic Factors Affecting Certain Industries the Bank Serves Could Adversely Affect Our Business

The Bank is subject to certain industry-specific economic factors. For example, a portion of the Bank’s total loan portfolio is related to residential and commercial real estate, especially in California.  Increases in residential mortgage loan interest rates could have an adverse effect on the Bank’s operations by depressing new mortgage loan originations, which in turn could negatively impact the Bank’s title and escrow deposit levels.  Additionally, a downturn in the residential real estate and housing industries in California could have an adverse effect on the Bank’s operations and the quality of its real estate and construction loan portfolio.  Although the Bank does not engage in subprime or negative amortization lending, we are not immune to volatility in the real estate market. Real estate valuations are influenced by demand, and demand is driven by economic factors such as employment rates and interest rates, which have been, and may continue to be, affected by the pandemic.  These factors could adversely impact the quality of the Bank’s residential construction, residential mortgage and construction related commercial portfolios in various ways, including by decreasing the value of the collateral for our loans, and thereby negatively affecting the Bank’s overall loan portfolio.

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

The GSEs remain in federal government conservatorship at this time and proposals for the reform of their role are not being actively pursued in Congress or by the current Administration.  However, this could change at any time and GSE reform could again become a subject under active consideration and if adopted, could well have a substantial impact on the mortgage market and could reduce our income from mortgage originations by increasing mortgage costs or lowering originations.  GSE reforms could also reduce real estate prices, which could reduce the value of collateral securing outstanding mortgage loans. This reduction of collateral value could negatively impact the value or perceived collectability of these mortgage loans and may increase our allowance for credit loan losses. Such reforms may also include changes to the Federal Home Loan Bank System, which could adversely affect a significant source of term funding for lending activities by the banking industry, including the Bank. These reforms may also result in higher interest rates on residential mortgage loans, thereby reducing demand, which could have an adverse impact on our residential mortgage lending business.

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

The Bank is Subject to Interest Rate Risk

The income of the Bank depends to a great extent on “interest rate differentials” and the resulting net interest margins (i.e., the difference between the interest rates earned on the Bank’s interest-earning assets such as loans and investment securities, and the interest rates paid on the Bank’s interest-bearing liabilities such as deposits and borrowings). Changes in the relationship between short-term and long-term market interest rates or between different interest rate indices can impact our interest rate differential, possibly resulting in a decrease in our interest income relative to interest expense. Interest rates are highly sensitive to many factors, which are beyond the Bank’s control, including, but not limited to, general economic conditions and the policies of various governmental and regulatory agencies, in particular, the FRB. Changes in monetary policy, including changes in interest rates, influence the origination of loans, the purchase of investments and the generation of deposits and affect the rates received on loans and investment securities and paid on deposits.  In addition, an increase in interest rates could adversely affect clients’ ability to pay the principal or interest on existing loans or reduce their borrowings. This may lead to an increase in our non-performing assets, a decrease in loan originations, or a reduction in the value of and income from our loans, any of which could have a material and negative effect on our operations.

Fluctuations in market rates and other market disruptions are neither predictable nor controllable and may adversely affect our financial condition and earnings.  Starting in 2022 and continuing through 2023, inflationary pressures began to affect many aspects of the U.S. economy, including gasoline and fuel prices, and global and domestic supply-chain issues have also had a disruptive effect on many industries, including the agricultural industry. In January 2022, due to elevated levels of inflation and corresponding pressure to raise interest rates, the FRB announced after several periods of historically low federal funds rates and yields on Treasury notes that it would be slowing the pace of its bond purchasing and increasing the target range for the federal funds rate over time. The FOMC since has increased the target range 11 times throughout 2022 and 2023. As of December 31, 2023, the target range for the federal funds rate had been increased to 5.25% to 5.50%. It remains uncertain whether the FOMC will further increase the target range for the federal funds rate to attain a monetary policy sufficiently restrictive to return inflation to more normalized levels, begin to reduce the federal funds rate or leave the rate at its current elevated level for a lengthy period of time. The impact of these developments on the business of our clients and on our business cannot be predicted with certainty but could present challenges in 2024 and beyond.

Beginning in 2021, the U.S. Economy Began to Reflect Relatively Rapid Rates of Increase in the Consumer Price Index and Other Economic Indices; a Prolonged Elevated Rate of Inflation Could Present Risks for the U.S. Banking Industry and Our Business.

Beginning in 2021, the U.S. economy exhibited relatively rapid rates of increase in the consumer price index and other economic indices. If the U.S. economy encounters a significant, prolonged rate of inflation, this could pose higher relative risks to the banking industry and our business.  Such inflationary periods have historically corresponded with relatively weaker earnings and higher credit losses for banks.  In the past, inflationary environments have caused financing conditions to tighten and have increased borrowing costs for some marginal borrowers which, in turn, has impacted bank credit quality and loan growth.  Additionally, a sustained period of inflation well above the FRB’s long-term target could prompt broad-based selling of longer-duration, fixed-rate debt, which could have negative implications for equity and real estate markets.  Lower interest rates enable less credit-worthy borrowers to more readily meet their debt obligations.  Small businesses and leveraged loan borrowers can be challenged in a materially higher-rate environment.  Higher interest rates can also present challenges for commercial real estate projects, pressuring valuations and loan-to-value ratios.  The FRB has initiated a series of significant interest rate increases in response to the recent economic developments.  For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Net Interest Income” below in this Annual Report on Form 10-K.

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

Competition Adversely Affects our Profitability

In California generally, and in the Bank’s primary market area specifically, major banks dominate the commercial banking industry.  By virtue of their larger capital bases, such institutions have substantially greater lending limits than those of the Bank.  Competition is likely to further intensify as a result of the recent and increasing level of consolidation of financial services companies, particularly in our market area resulting from various economic and market conditions.  In obtaining deposits and making loans, the Bank competes with these larger commercial banks and other financial institutions, such as savings and loan associations, credit unions and member institutions of the Farm Credit System, which offer many services that traditionally were offered only by banks.  Using the financial holding company structure, insurance companies and securities firms may compete more directly with banks and bank holding companies.  In addition, the Bank competes with other institutions such as mutual fund companies, brokerage firms, and even retail stores seeking to penetrate the financial services market.  Current federal law has also made it easier for out-of-state banks to enter and compete in the states in which we operate. Competition in our principal markets has further intensified as a result of the Dodd-Frank Act which, among other things, permitted out-of-state de novo branching by national banks, state banks and foreign banks from other states. We also experience competition, especially for deposits, from internet-based banking institutions and other financial companies, which do not always have a physical presence in our market footprint and have grown rapidly in recent years.  Also, technology and other changes increasingly allow parties to complete financial transactions electronically, and in many cases, without banks.  For example, consumers can pay bills and transfer funds over the internet and by telephone without banks.  Non-bank financial service providers may have lower overhead costs and are subject to fewer regulatory constraints.  If consumers do not use banks to complete their financial transactions, we could potentially lose fee income, deposits and income generated from those deposits.  During periods of declining interest rates, competitors with lower costs of capital may solicit the Bank’s customers to refinance their loans.  Furthermore, during periods of economic slowdown or recession, the Bank’s borrowers may face financial difficulties and be more receptive to offers from the Bank’s competitors to refinance their loans.  No assurance can be given that the Bank will be able to compete with these lenders.  See “Business – Competition” above.

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

Changes in Deposit Insurance Premiums Could Adversely Affect Our Business

As discussed above in Part I under the caption “Business – Premiums for Deposit Insurance,” in September, 2020, the FDIC board of directors voted to adopt a restoration plan for the Deposit Insurance Fund to ensure that the ratio of the fund’s reserves to insured deposits reaches 1.35% within the next 8 years, as required by the Dodd-Frank Act.  This action was in response to the reserve ratio dropping to 1.30% primarily due to the inflow of more than $1 trillion in estimated insured deposits in the first six month of 2020 resulting mainly from the pandemic, monetary policy actions, direct government assistance and an overall reduction in business spending.  On October 18, 2022, the FDIC adopted a final rule, applicable to all insured depository institutions to increase the initial base deposit insurance assessment rate schedules uniformly by two basis points consistent with the Amended Restoration Plan approved by the FDIC on June 21, 2022. The FDIC indicated that it was taking this action in order to restore the DIF reserve ratio to the required statutory minimum of 1.35% by the statutory deadline of September 30, 2028.  Under the final rule, the increase in rates began with the first quarterly assessment period of 2023 and will remain in effect unless and until the reserve ratio meets or exceeds 2% in order to support growth in the DIF in progressing toward the FDIC’s long-term goal of a 2% reserve ratio.

On November 16, 2023, the FDIC issued a final rule to implement a special assessment to recover the loss to the DIF associated with protecting uninsured depositors following the closure of Silicon Valley Bank and Signature Bank. This special assessment did not apply to the Bank; however, there can be no assurance that the FDIC will not impose special assessments on, or increase annual assessments payable by, the Bank in the future.

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

Results for the reporting periods beginning January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. Upon adoption of CECL, the Company recognized an increase in the ACL for loans and reserve for unfunded commitments totaling $1.3 million as a cumulative effect adjustment from change in accounting policies, with a corresponding decrease in retained earnings of $0.9 million, net of deferred taxes of $0.4 million.

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

We maintain insurance which we believe provides sufficient coverage against these risks at a manageable expense for an institution of our size and scope with similar technological systems. However, we cannot assure that this insurance would be sufficient to cover all financial losses, damages, penalties, including lost revenues, should we experience any one or more of our or a third-party’s systems failing or experiencing attack.

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

ITEM 1B –	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C –	CYBERSECURITY

Cybersecurity Risk Management and Strategy

The Company recognizes the security of our banking operations and the confidentiality, security and availability of the information that the Company collects and stores, is critical to protecting our customers, maintaining our reputation and preserving the value of the Company.  Cybersecurity risks are constantly evolving and becoming increasingly pervasive across all industries. The Company has implemented a comprehensive cybersecurity risk management program that we believe is reasonably designed to mitigate these risks and protect sensitive customer data, financial transactions and our information systems. Key components of the cybersecurity risk management program include:

•
A risk assessment process that identifies and prioritizes material cybersecurity risks; defines and evaluates the effectiveness of controls to mitigate the risks; and reports results to executive management and the Board of Directors.

•	A third-party Managed Detection and Response (“MDR”) service, which monitors the security of our information systems around-the-clock, including intrusion detection and alerting.
•
A third-party Managed Security Service Provider (“MSSP”) covering all critical cyber defense functions such as data protection, identity and access management, insider risk management, security operations and threat intelligence.

•	A training program that educates employees and management about cybersecurity risks and how to protect themselves from cyberattacks.
•	An incident response plan that outlines the steps the Company will take to respond to a cybersecurity incident, which is tested on a periodic basis.

The Company engages reputable third-party auditors and security assessors to conduct various independent risk assessments on a regular basis, including cybersecurity program maturity assessments and network and systems testing to identify and address potential vulnerabilities. Following a defense-in-depth strategy, the Company leverages both in-house resources and third-party service providers to implement and maintain processes and controls to manage the identified risks.

Our vendor management program is designed to ensure that our vendors meet current cybersecurity and information security standards. This includes conducting periodic reviews of independent control audits of the security, infrastructure, application standards or controls, and recovery plans of our most critical vendors.

The Company’s cybersecurity risk management program and strategy are designed to ensure the Company’s information and information systems are appropriately protected from a variety of threats, both natural and man-made. Periodic risk assessments are performed to validate control requirements and ensure that the Company’s information is protected at a level commensurate with its sensitivity, value, and criticality. Preventative and detective security controls are employed on all media where information is stored, the systems that process it, and infrastructure components that facilitate its transmission, to ensure the confidentiality, integrity, and availability of Company information. These controls include, but are not limited to, access control, data encryption, data loss prevention, incident response, security monitoring, third-party risk management, and vulnerability management.

The Company has an incident response program in place that is designed to enable a coordinated response to mitigate the impact of cyber-attacks, recover from the attack and provide for the prompt escalation of certain cybersecurity incidents to management, including for decisions regarding timely reporting of material incidents in accordance with SEC rules.

The Company’s cybersecurity risk management program and strategy are regularly reviewed and updated to ensure that they are aligned with the Company’s business objectives and are designed to address evolving cybersecurity threats and satisfy regulatory requirements and industry standards.

Material Effects of Cybersecurity Threats

While cybersecurity risks have the potential to materially affect the Company’s business, financial condition, and results of operations, the Company does not believe that risks from cybersecurity threats or attacks, including as a result of any previous cybersecurity incidents, have materially affected the Company, including its business strategy, results of operations or financial condition. However, the sophistication of cyber threats continues to increase, and the Company’s cybersecurity risk management and strategy may be insufficient or may not be successful in protecting against all cyber incidents. Accordingly, no matter how well designed or implemented the Company’s controls are, it will not be able to anticipate all cyber security breaches, preventative measures cannot provide absolute security and may not be sufficient in all circumstances or mitigate all potential risks, and the Company may not be able to implement effective preventive measures against cyber security breaches in a timely manner. For more information on how cybersecurity risk may materially affect the Company’s business strategy, results of operations or financial condition, please refer to Part I, Item 1A, “Risk Factors” in this report.

Governance

Board of Directors Oversight
The Company’s Board of Directors is charged with overseeing the establishment and execution of the Company’s cybersecurity risk management framework and monitoring adherence to related policies required by applicable statutes, regulations and principles of safety and soundness. Consistent with this responsibility, the Board has delegated primary oversight responsibility over the Company’s cybersecurity risk and cybersecurity risk management to the Information Services Steering Committee of the Board of Directors. The Information Services Steering Committee receives regular updates on cybersecurity risks and incidents and the cybersecurity program through direct interaction with the Information Security Officer (“ISO”) and/or the Chief Information Officer (“CIO”). The ISO and/or CIO also provide periodic updates regarding cybersecurity risks and the cybersecurity program to the Audit Committee of the Board of Directors and to the full Board of Directors. Additionally, awareness and training on cybersecurity topics is provided to the Board on an annual basis.

Management’s Role
The ISO and the CIO are responsible for implementing and maintaining the Company’s cybersecurity risk management program. Information Security is led by the ISO, who reports directly to the President/Chief Executive Officer. The Company’s ISO has over 35 years of experience in IT management, information security, and cybersecurity with the Company. The ISO and CIO are responsible for ensuring the protection of electronic and physical information through the identification and management of risk activities. Information security risk is reported by the ISO or the CIO through quarterly metric reporting to the Information Services Steering Committee. This Committee establishes and oversees policies, programs, and other guidance to provide specific expectations for managing the Company’s cybersecurity risk.

ITEM 2 –	PROPERTIES

As of December 31, 2023, the Company and the Bank are engaged in the banking business through 17 offices in five counties in Northern California operating out of three offices in Solano County, six in Yolo County, two in Sacramento County, two in Placer County, two in Glenn County, one in Colusa County and one in Contra Costa County.  In addition, the Company owns three vacant lots, two in northern Solano County and one in eastern Sacramento County, for possible future bank sites.

As of December 31, 2023, the Bank owns six branch office locations and two administrative facilities and leases 11 facilities.  Most of the leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living index, property taxes and maintenance.

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

The following table summarizes the range of reported high and low bid quotations of the Company’s Common Stock for each quarter during the last two fiscal years and is based on information provided by D.A. Davidson.  The quotations reflect the price that would be received by the seller without retail mark-up, mark-down or commissions and may not have represented actual transactions:

QUARTER/YEAR	HIGH*	LOW*

4th Quarter 2023	$9.04	$7.62
3rd Quarter 2023	$9.28	$6.66
2nd Quarter 2023	$7.16	$6.37
1st Quarter 2023	$8.19	$7.04

4th Quarter 2022	$7.67	$6.88
3rd Quarter 2022	$8.38	$7.62
2nd Quarter 2022	$9.25	$8.16
1st Quarter 2022	$9.75	$8.81

*  Price adjusted for stock dividends in the indicated periods for the 5% stock dividends payable March 25, 2024 and March 24, 2023, as described below.

As of March 1, 2024, there were approximately 1,387 holders of record of the Company’s common stock, no par value.

In the prior two fiscal years and to date, the Company has declared the following stock dividends:

Shareholder Record Date	Dividend Percentage	Date Payable
February 28, 2022	5%	March 25, 2022
February 28, 2023	5%	March 24, 2023
February 29, 2024	5%	March 25, 2024

The Company does not expect to pay a cash dividend in the foreseeable future.  Our ability to declare and pay dividends is affected by certain regulatory restrictions.  See “Business – Restrictions on Dividends and Other Distributions” above.

For information regarding securities authorized for issuance under equity compensation plans, see Part III, Item 12 of this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

The Company made no repurchases of its common stock during the three months ended December 31, 2023.

ITEM 6 –	RESERVED

ITEM 7 –	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Introduction

This overview highlights selected information in this Annual Report on Form 10-K and may not contain all of the information that is important to you.  For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates, you should carefully read this entire Annual Report on Form 10-K. For a discussion of changes in results of operations comparing the years ended December 31, 2022 and 2021, for the Company and its subsidiary, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 10, 2023.

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

Financial highlights for 2023 include:

The Company reported net income of $21.6 million for 2023, a 35.7% increase compared to net income of $15.9 million for 2022. Net income per common share for 2023 was $1.42, an increase of 35.2% compared to net income per common share of $1.05 for 2022.  Net income per common share on a fully diluted basis was $1.41 for 2023, an increase of 35.6% compared to net income per common share on a fully diluted basis of $1.04 for 2022.

Net interest income totaled $66.5 million for 2023, an increase of 21.7% from $54.7 million in 2022, primarily due to loan growth and an increasing interest rate environment.  Net interest margin was 3.70% for the year ended 2023 which was a 20.9% or 64 basis point improvement from the 3.06% reported for the year ended 2022.

Provision for credit losses totaled $1.1 million in 2023, an increase of 22.2% from $0.9 million in 2022.  The year-to-date provision for credit loss was primarily due to loan growth.

Non-interest income totaled $7.8 million in 2023, an increase of 13.2% from $6.9 million in 2022.  The increase was primarily due to a gain on bargain purchase of $1.4 million as a result of the acquisition of the Colusa, Willows, and Orland branches in the first quarter of 2023, which was partially offset by decreases in loan servicing income and non-taxable income from bank owned life insurance policies.

Non-interest expenses totaled $43.6 million for 2023, up 11.7% from $39.1 million in 2022.  The increase was primarily due to increases in salaries and employee benefits, occupancy and equipment, data processing and amortization of core deposit intangibles. The increase in salaries and benefits was primarily due to an increase in full-time-equivalent employees.  The increases in occupancy and equipment, data processing and amortization of core deposit intangibles was primarily due to the branch acquisitions in the first quarter of 2023.

The Company reported total assets of $1.87 billion for each of the years ended December 31, 2023 and 2022.

Investments decreased to $572.4 million as of December 31, 2023, a 7.4% decrease from $618.1 million as of December 31, 2022.  U.S. Treasury securities totaled $87.2 million as of December 31, 2023, down 23.4% from $113.8 million as of December 31, 2022; securities of U.S. government agencies and corporations totaled $115.1 million, down 3.2% from $118.9 million as of December 31, 2022; obligations of state and political subdivisions totaled $51.7 million, down 3.1% from $53.3 million as of December 31, 2022; collateralized mortgage obligations totaled $90.9 million, down 4.6% from $95.4 million as of December 31, 2022; and mortgage-backed securities totaled $227.5 million, down 3.9% from $236.7 million as of December 31, 2022.

Loans (including loans held-for-sale), net of allowance, totaled $1.05 billion as of December 31, 2023, an 8.5% increase from $970.1 million as of December 31, 2022.  Commercial loans totaled $106.9 million as of December 31, 2023, up 0.1% from $106.8 million as of December 31, 2022; commercial real estate loans were $721.7 million, up 11.9% from $645.2 million as of December 31, 2022; agriculture loans were $105.8 million, down 7.2% from $114.0 million as of December 31, 2022; residential mortgage loans were $107.3 million, up 15.7% from $92.7 million as of December 31, 2022; residential construction loans were $12.3 million, up 21.6% from $10.2 million as of December 31, 2022; and consumer loans totaled $14.9 million, down 2.6% from $15.3 million as of December 31, 2022.

Deposits decreased to $1.69 billion as of December 31, 2023, a 2.0% decrease from $1.73 billion as of December 31, 2022.

There were no FHLB advances outstanding as of December 31, 2023 and December 31, 2022.

Stockholders’ equity increased to $159.2 million as of December 31, 2023, a 27.4% increase from $125.0 million as of December 31, 2022.  The increase was primarily due to the decrease in accumulated other comprehensive loss on unrealized losses on investment securities coupled with 2023 net income of $21.6 million.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates its estimates, including those related to the allowance for credit losses and business combinations.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

Allowance for Credit Losses on Loans

The Company believes the allowance for credit losses (ACL) accounting policy is critical because the loan portfolio represents the largest asset on the consolidated balance sheet, and there is significant judgment used in determining the adequacy of the ACL.  Management estimates the ACL using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts.  Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance.  A provision for credit losses is based on the Company’s periodic evaluation of the factors mentioned below, as well as other pertinent factors.

In determining the ACL, accruing loans with similar risk characteristics are generally evaluated collectively. To estimate expected losses the Company generally utilizes historical loss trends and the remaining contractual lives of the loan portfolios to determine estimated credit losses through a reasonable and supportable forecast period. The Company utilized a reasonable and supportable forecast period of approximately four quarters and obtained the forecast data from Moody’s Analytics. Individual loan credit quality indicators, including historical credit losses, have been statistically correlated with various econometrics, including California unemployment rate, and California gross domestic product. Model forecasts may be adjusted for inherent limitations or biases that have been identified through independent validation and back-testing of model performance to actual realized results. The Company also considered the impact of portfolio concentrations, changes in underwriting practices, imprecision in its economic forecasts, and other risk factors that might influence its loss estimation process. Increases in external risk factors due to more pessimistic business and economic conditions could potentially add $3.4 million based on existing loan balances, if not more, to the ACL. While management utilizes its best judgment and information available, the ultimate adequacy of our allowance accounts is dependent upon a variety of factors beyond our control, including the performance of our portfolios, the economy and changes in interest rates.

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

Goodwill and intangible assets acquired in a business combination and that are determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exist that indicate the necessity for such impairment tests to be performed. The Company has no goodwill arising from business combinations. The Compnay recognized a bargain purchase gain arising from business combinations. The Company recorded the fair values based on the valuations available as of reporting date. In accordance with business combination accounting guidance, the Company continued to evaluate these fair values for one year following the acquisition date. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Core deposit intangible assets arising from business combinations are amortized on an accelerated basis reflecting the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. The estimated life of the core deposit intangible is approximately 10 years.

Impact of Recently Issued Accounting Standards

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

On January 1, 2023, the Company adopted ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.  These amendments eliminate the troubled debt restructuring (TDR) recognition and measurement guidance and, instead, require that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. The amendments also enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty.  For public business entities, these amendments require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20.  Results for the reporting periods beginning January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.  The amendments in this ASU is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.  Early adoption is permitted. The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures.  Among other things, these amendments require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold.  This ASU is effective for annual periods beginning after December 15, 2024. The Company is evaluating whether this ASU will have a material impact on the Company’s consolidated financial statements.

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

Distribution of Assets, Liabilities and Stockholders’ Equity;
Interest Rates and Interest Differential
(Dollars in thousands)

	2023		2022		2021

	Average Balance	Percent	Average Balance	Percent	Average Balance	Percent
ASSETS
Cash and Due From Banks	$212,944	11.1%	$268,041	14.2%	$363,172	19.6%
Certificates of Deposit	20,995	1.1%	12,804	0.7%	14,250	0.8%
Investment Securities	595,044	31.1%	629,600	33.2%	542,709	29.4%
Loans (1)	1,005,066	52.6%	915,278	48.3%	876,502	47.4%
Stock in Federal Home Loan Bank and other equity securities, at cost	10,119	0.5%	8,746	0.5%	6,919	0.4%
Other Assets	68,796	3.6%	58,767	3.1%	45,059	2.4%
Total Assets	$1,912,964	100.0%	$1,893,236	100.0%	$1,848,611	100.0%

LIABILITIES &
STOCKHOLDERS’ EQUITY
Deposits:
Demand	$783,005	40.9%	$805,738	42.6%	$764,676	41.4%
Interest-Bearing Transaction Deposits	421,493	22.0%	441,543	23.3%	420,481	22.7%
Savings and MMDAs	454,854	23.8%	449,169	23.7%	436,931	23.6%
Time Certificates	97,639	5.1%	47,022	2.5%	54,465	2.9%
Federal Home Loan Bank Advances	—	—	—	—	1,809	0.1%
Other Liabilities	18,565	1.0%	18,887	1.0%	19,418	1.1%
Stockholders’ Equity	137,408	7.2%	130,877	6.9%	150,831	8.2%
Total Liabilities and Stockholders’ Equity	$1,912,964	100.0%	$1,893,236	100.0%	$1,848,611	100.0%

(1)	Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for credit losses.

Net Interest Earnings
 Average Balances, Yields and Rates
(Dollars in thousands)

	2023			2022			2021
Assets	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid

Total Loans, Including Loan Fees(1)	$1,005,066	$52,203	5.19%	$915,278	$42,316	4.62%	$876,502	$39,207	4.47%

Due From Banks	167,850	8,594	5.12%	222,335	3,546	1.59%	322,951	425	0.13%

Certificates of Deposit	20,995	757	3.61%	12,804	283	2.21%	14,250	297	2.08%

Investment Securities:
Taxable	559,905	10,850	1.94%	591,987	8,296	1.40%	514,350	6,249	1.21%

Non-taxable (2)	35,139	914	2.60%	37,613	909	2.42%	28,359	603	2.13%

Total Investment Securities	595,044	11,764	1.98%	629,600	9,205	1.46%	542,709	6,852	1.26%

Other Earning Assets	10,119	805	7.96%	8,746	532	6.08%	6,919	395	5.71%

Total Earning Assets	$1,799,074	$74,123	4.12%	$1,788,763	$55,882	3.12%	$1,763,331	$47,176	2.68%

Cash and Due from Banks	45,094			45,706			40,221

Interest Receivable and Other Assets	68,796			58,767			45,059

Total Assets	$1,912,964			$1,893,236			$1,848,611

(1)
Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for credit losses, but non-accrued interest thereon is excluded. Includes amortization of deferred loan fees and costs.

(2)	Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.

Continuation of
Net Interest Earnings
Average Balances, Yields and Rates
(Dollars in thousands)

	2023			2022			2021

Liabilities and Stockholders’ Equity	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid

Interest-Bearing Deposits:
Interest-Bearing
Transaction Deposits	$421,493	$1,614	0.38%	$441,543	$337	0.08%	$420,481	$248	0.06%

Savings and MMDAs	454,854	2,937	0.65%	449,169	716	0.16%	436,931	474	0.11%

Time Certificates	97,639	3,033	3.11%	47,022	133	0.28%	54,465	190	0.35%

Total Interest-Bearing Deposits	973,986	7,584	0.78%	937,734	1,186	0.13%	911,877	912	0.10%

Demand Deposits	783,005			805,738			764,676

Total Deposits	1,756,991	$7,584	0.43%	1,743,472	$1,186	0.07%	1,676,553	$912	0.05%

Federal Home Loan Bank Advances	—			—			1,809

Interest payable and Other Liabilities	18,565			18,887			19,418

Stockholders’ Equity	137,408			130,877			150,831

Total Liabilities and Stockholders’ Equity	$1,912,964			$1,893,236			$1,848,611

Net Interest Income and Net Interest Margin (1)		$66,539	3.70%		$54,696	3.06%		$46,264	2.62%

Net Interest Spread (2)			3.34%			2.99%			2.58%

(1)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

Analysis of Changes
in Interest Income and Interest Expense
(Dollars in thousands)

Following is an analysis of changes in interest income and expense (dollars in thousands) for 2023 over 2022.  Changes not solely due to interest rate or volume have been allocated proportionately to interest rate and volume.

	2023 Over 2022
	Volume	Interest Rate	Change

Increase (Decrease) in Interest Income:

Loans	$4,379	$5,508	$9,887

Due From Banks	(1,058)	6,106	5,048

Certificates of Deposit	239	235	474

Investment Securities - Taxable	(473)	3,027	2,554

Investment Securities - Non-taxable	(61)	66	5

Other Earning Assets	92	181	273

	3,118	15,123	18,241

Increase (Decrease) in Interest Expense:

Deposits:

Interest-Bearing Transaction Deposits	(16)	1,293	1,277

Savings and MMDAs	9	2,212	2,221

Time Certificates	280	2,620	2,900

	273	6,125	6,398
Increase in Net Interest Income:	$2,845	$8,998	$11,843

INVESTMENT PORTFOLIO

Composition of Investment Securities

The mix of investment securities held by the Company at December 31 of the previous two fiscal years is as follows (dollars in thousands):

	2023	2022
Investment securities available-for-sale (at fair value):

U.S. Treasury Securities	$87,182	$113,815
Securities of U.S. Government Agencies and Corporations	115,079	118,911
Obligations of State and Political Subdivisions	51,677	53,326
Collateralized Mortgage Obligations	90,947	95,350
Mortgage-Backed Securities	227,472	236,690

Total Investments	$572,357	$618,092

Maturities of Investment Securities

The following table summarizes the contractual maturity (dollars in thousands) and projected yields of the Company’s investment securities as of December 31, 2023.  The yields on tax-exempt securities are shown on a tax equivalent basis.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  In addition, factors such as prepayments and interest rates may affect the yield on carrying value of mortgage related securities.

Period to Maturities

	Within One Year		After One But Within Five Years		After Five But Within Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield

Investment securities available-for-sale (at fair value):
U.S. Treasury Securities	$37,829	1.31%	$49,353	2.25%	$—	—
Securities of U.S. Government Agencies and Corporations	38,577	1.59%	67,218	2.11%	9,284	1.85%
Obligations of State and Political Subdivisions	1,002	4.12%	8,029	2.24%	18,143	3.23%
Collateralized Mortgage Obligations	—	—	5,643	3.84%	5,718	3.75%
Mortgage-Backed Securities	76	1.83%	15,512	3.04%	95,863	2.62%

TOTAL	$77,484	1.49%	$145,755	2.33%	$129,008	2.70%

	After Ten Years		Total
	Amount	Yield	Amount	Yield

Investment securities available-for-sale (at fair value):
U.S. Treasury Securities	$—	—	$87,182	1.84%
Securities of U.S. Government Agencies and Corporations	—	—	115,079	1.91%
Obligations of State & Political Subdivisions	24,503	3.12%	51,677	3.04%
Collateralized Mortgage Obligations	79,586	1.55%	90,947	1.83%
Mortgage-Backed Securities	116,021	1.78%	227,472	2.22%

TOTAL	$220,110	1.85%	$572,357	2.11%

LOAN PORTFOLIO

Composition of Loans

The mix of loans, net of deferred origination fees and costs and allowance for credit losses and excluding loans held-for-sale, at December 31, 2023 and December 31, 2022 is as follows (dollars in thousands):

	2023		2022

	Balance	Percent	Balance	Percent

Commercial	$106,897	10.0%	$106,771	10.8%
Commercial Real Estate	721,729	67.5%	645,166	65.6%
Agriculture	105,838	9.9%	114,040	11.6%
Residential Mortgage	107,328	10.0%	92,669	9.4%
Residential Construction	12,323	1.2%	10,167	1.0%
Consumer	14,868	1.4%	15,287	1.6%
	1,068,983	100.0%	984,100	100.0%
Allowance for credit losses	(16,596)		(14,792)
Net deferred origination fees and costs	78		830
TOTAL	$1,052,465		$970,138

As shown in the comparative figures for loan mix during 2023 and 2022, total loans increased primarily as a result of increases in commercial real estate, residential mortgage and residential construction loans, which was partially offset by decreases in agriculture loans.

Commercial loans are primarily for financing the needs of a diverse group of businesses located in the Bank’s market areas.  Commercial real estate loans generally fall into two categories, owner-occupied and non-owner occupied.  Real estate construction loans are generally for financing the construction of single-family residential homes for individuals and builders we believe are well-qualified.  These loans are secured by real estate and have short maturities.  Residential mortgage loans, which are secured by real estate, include owner-occupied and non-owner-occupied properties in the Bank’s market areas.  Loans are considered agriculture loans when the primary source of repayment is from the sale of an agricultural or agricultural-related product or service.  Such loans are secured and/or unsecured to producers and processors of crops and livestock.  The Bank also makes loans to individuals for investment purposes.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table presents the maturity distribution of our loan portfolio at December 31, 2023 (dollars in thousands) (excludes loans held-for-sale).  The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index.

	Due in One Year or Less	After One, but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial	$17,126	$57,288	$32,459	$24	$106,897
Commercial Real Estate	31,386	109,193	511,070	70,080	721,729
Agriculture	17,833	11,760	24,732	51,513	105,838
Residential Mortgage	17	1,951	27,150	78,210	107,328
Residential Construction	6,355	107	—	5,861	12,323
Consumer	393	6,086	7,323	1,066	14,868
Total	$73,110	$186,385	$602,734	$206,754	$1,068,983
Loans with fixed interest rates:
Commercial	$2,984	$38,537	$20,377	$—	$61,898
Commercial Real Estate	23,941	62,368	233,987	34,691	354,987
Agriculture	34	5,851	17,571	—	23,456
Residential Mortgage	—	1,617	23,605	8,435	33,657
Residential Construction	—	107	—	—	107
Consumer	3	708	—	609	1,320
Total	$26,962	$109,188	$295,540	$43,735	$475,425
Loans with variable interest rates:
Commercial	$14,142	$18,751	$12,082	$24	$44,999
Commercial Real Estate	7,445	46,825	277,083	35,389	366,742
Agriculture	17,799	5,909	7,161	51,513	82,382
Residential Mortgage	17	334	3,545	69,775	73,671
Residential Construction	6,355	—	—	5,861	12,216
Consumer	390	5,378	7,323	457	13,548
Total	$46,148	$77,197	$307,194	$163,019	$593,558

Non-Accrual, Past Due, OREO and Loan Modifications

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

The following table summarizes the Company’s non-accrual loans by loan category (dollars in thousands), net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, at December 31, 2023 and 2022.

	At December 31, 2023			At December 31, 2022
	Gross	Guaranteed	Net	Gross	Guaranteed	Net

Commercial	$—	$—	$—	$—	$—	$—
Commercial real estate	—	—	—	—	—	—
Agriculture	2,871	—	2,871	7,416	—	7,416
Residential mortgage	424	—	424	123	—	123
Residential construction	—	—	—	—	—	—
Consumer	703	—	703	637	—	637
Total non-accrual loans	$3,998	$—	$3,998	$8,176	$—	$8,176

Non-accrual loans amounted to $3,998,000 at December 31, 2023, and were comprised of two agriculture loans totaling $2,871,000 three residential mortgage loan totaling $424,000 and four consumer loans totaling $703,000.  Non-accrual loans amounted to $8,176,000 at December 31, 2022, and were comprised of three agriculture loans totaling $7,416,000, one residential mortgage loan totaling $123,000 and four consumer loans totaling $637,000.

If interest on non-accrual loans had been accrued, such interest income would have approximated $364,000 and $812,000 during the years ended December 31, 2023 and 2022, respectively.  Income actually recognized on nonaccrual loans at payoff approximated $1,626,000 and $51,000 for the years ended December 31, 2023 and 2022, respectively.

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

As the following table illustrates, total non-performing assets, which consists of loans on non-accrual status, loans past due 90-days and still accruing and Other Real Estate Owned (“OREO”) net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, decreased $245,000, or 2.86%, to $8,334,000 from December 31, 2022 to December 31, 2023.  Non-performing assets net of guarantees represented 0.5% of total assets at each of the periods ended December 31, 2023 and 2022.  The Bank’s management believes that the $3,998,000 in non-accrual loans were appropriately reflected at their fair value at December 31, 2023.  However, no assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

	At December 31, 2023			At December 31, 2022
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)
Non-accrual loans	$3,998	$—	$3,998	$8,176	$—	$8,176
Loans 90 days past due and still accruing	4,336	—	4,336	403	—	403
Total non-performing loans	8,334	—	8,334	8,579	—	8,579
Other real estate owned	—	—	—	—	—	—
Total non-performing assets	8,334	—	8,334	8,579	—	8,579
Non-performing loans (net of guarantees) to total loans			0.8%			0.9%
Non-performing assets (net of guarantees) to total assets			0.5%			0.5%
Allowance for credit losses to non-performing loans (net of guarantees)			199.1%			172.4%

The Company had two loans totaling $4,336,000 and one loan totaling $403,000 that were 90 days or more past due and still accruing at December 31, 2023 and 2022, respectively.  The two loans totaling $4,336,000 that were 90 days or more past due and still accruing at December 31, 2023 was comprised of one residential construction loan totaling $3,420,000 and one residential mortgage loan totaling $916,000 that were both well secured and in process of collection.

OREO consists of property that the Company has acquired by deed in lieu of foreclosure or through foreclosure proceedings, and property that the Company does not hold title to but is in actual control of, known as in-substance foreclosure.  The estimated fair value of the property is determined prior to transferring the balance to OREO.  The balance transferred to OREO is the estimated fair value of the property less estimated cost to sell.  Impairment may be deemed necessary to bring the book value of the loan equal to the appraised value.  Appraisals or loan officer evaluations are then conducted periodically thereafter charging any additional impairment to the appropriate expense account.  The Company had no OREO as of the years ended December 31, 2023 and 2022.

Potential Problem Loans

The Company manages asset quality and credit risk by maintaining diversification in its loan portfolio and through review processes that include analysis of credit requests and ongoing examination of outstanding loans and delinquencies, with particular attention to portfolio dynamics and loan mix.  The Company strives to identify loans experiencing difficulty early enough to correct the problems, to record charge-offs promptly based on realistic assessments of collectability and current collateral values and to maintain an adequate allowance for credit losses at all times.   Asset quality reviews of loans and other non-performing assets are administered using credit risk rating standards and criteria similar to those employed by state and federal banking regulatory agencies.  The federal banking regulatory agencies utilize the following definitions for assets adversely classified for supervisory purposes: “Substandard Assets: a substandard asset is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.” “Doubtful Assets: An asset classified doubtful has all the weaknesses inherent in one classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.  OREO and loans rated Substandard and Doubtful are deemed “classified assets.”  This category, which includes both performing and non-performing assets, receives an elevated level of attention regarding collection.

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

Once a loan becomes delinquent or repayment becomes questionable, a Company collection officer will address collateral shortfalls with the borrower and attempt to obtain additional collateral or a principal payment.  If this is not forthcoming and payment of principal and interest in accordance with the contractual terms of the loan agreement becomes unlikely, the Company will consider the loan to be individually evaluated and will estimate its probable loss, using the present value of future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price, or the fair value of the collateral if the loan is collateral dependent.  For collateral dependent loans, the Company will utilize a recent valuation of the underlying collateral less estimated costs of sale, and charge-off the loan down to the estimated net realizable amount.  Depending on the length of time until final collection, the Company may periodically revalue the estimated loss and take additional charge-offs or specific reserves as warranted. Revaluations may occur as often as every 3-12 months depending on the underlying collateral and volatility of values.  Final charge-offs or recoveries are taken when the collateral is liquidated and the actual loss is confirmed.  Unpaid balances on loans after or during collection and liquidation may also be pursued through legal action and attachment of wages or judgment liens on the borrower’s other assets.

Excluding the non-performing loans cited previously, loans totaling $12,327,000 and $6,490,000 were classified as substandard or doubtful loans, representing potential problem loans at December 31, 2023 and 2022, respectively.  In Management’s opinion, the potential loss related to these problem loans was sufficiently covered by the Bank’s existing loan loss reserve (Allowance for Credit Losses) at December 31, 2023 and 2022.  The ratio of the allowance for credit losses to total loans at December 31, 2023 and 2022 was 1.55% and 1.50%, respectively.  Management considered the allowance for credit losses of $16,596,000 to be adequate as a reserve against expected losses as of December 31, 2023.

Analysis of the Allowance for Credit Losses On Loans
(Dollars in thousands)

	2023	2022	2021

Balance at Beginning of Year	$14,792	$13,952	$15,416
Impact of adopting ASC 326	800	—	—
Provision for Credit Losses	1,150	900	(1,500)
Loans Charged-Off:
Commercial	(366)	(297)	(502)
Commercial Real Estate	—	—	—
Agriculture	(2,567)	—	—
Residential Mortgage	(3)	—	(5)
Residential Construction	—	—	—
Consumer	(13)	(48)	(12)

Total Charged-Off	(2,949)	(345)	(519)

Recoveries:
Commercial	235	275	429
Commercial Real Estate	—	—	14
Agriculture	2,567	—	—
Residential Mortgage	—	—	—
Residential Construction	—	—	—
Consumer	1	10	112

Total Recoveries	2,803	285	555

Net (Charge-offs) Recoveries	(146)	(60)	36

Balance at End of Year	$16,596	$14,792	$13,952

Ratio of Net (Charge-Offs) Recoveries
During the Year to Average Loans
Outstanding During the Year	(0.01)%	(0.01)%	0.00%
Allowance for Credit Losses to Total Loans	1.55%	1.50%	1.61%
Nonaccrual loans to Total Loans	0.37%	0.80%	1.20%
Allowance for Credit Losses to Nonaccrual loans	415.11%	180.90%	136.80%

Allocation of the Allowance for Credit Losses

The Allowance for Credit Losses has been established as a general component available to absorb expected credit losses throughout the loan portfolio.  The following table is an allocation of the Allowance for Credit Losses balance on the dates indicated (dollars in thousands):

	December 31, 2023			December 31, 2022

	Allocation of Allowance for Credit Losses Balance	Allowance as a % of Total Allowance	Loans as a % of Total Loans, net	Allocation of Allowance for Credit Losses Balance	Allowance as a % of Total Allowance	Loans as a % of Total Loans, net
Loan Type:

Commercial	$2,041	12.3%	10.0%	$1,491	10.1%	10.8%
Commercial Real Estate	10,864	65.5%	67.5%	10,259	69.3%	65.6%
Agriculture	997	6.0%	9.9%	1,789	12.1%	11.6%
Residential Mortgage	2,005	12.1%	10.0%	896	6.1%	9.4%
Residential Construction	334	2.0%	1.2%	181	1.2%	1.0%
Consumer	355	2.1%	1.4%	176	1.2%	1.6%

Total	$16,596	100.0%	100.0%	$14,792	100.0%	100.0%

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

Deposits

The following table sets forth the average amount and the average rate paid on each of the listed deposit categories (dollars in thousands) during the periods specified:

	2023		2022		2021
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate

Deposit Type:

Non-interest-Bearing Demand	$783,005	—	$805,738	—	$764,676	—

Interest-Bearing Demand (NOW)	$421,493	0.38%	$441,543	0.08%	$420,481	0.06%

Savings and MMDAs	$454,854	0.65%	$449,169	0.16%	$436,931	0.11%

Time	$97,639	3.11%	$47,022	0.28%	$54,465	0.35%

Approximately 37% and 45% of our deposits were uninsured as of December 31, 2023 and 2022, respectively.

Time Deposits include brokered deposits purchased in 2023 totaling $39,986,000 as of December 31, 2023.  The brokered deposits purchased are time deposits $250,000 (dollars in thousands) or less that mature within twelve months.

The following table sets forth by time remaining to maturity for the Bank’s time deposits over $250,000 (dollars in thousands) as of December 31, 2023:

Three months or less	$4,321

Over three months through six months	3,653

Over six months through twelve months	13,277

Over twelve months	5,072

Total	$26,323

Short-Term Borrowings

The Company had no secured borrowings and no Federal Funds purchased at December 31, 2023 and 2022.

Additional short-term borrowings available to the Company consist of a line of credit and advances with the Federal Home Loan Bank (“FHLB”) secured under terms of a blanket collateral agreement by a pledge of FHLB stock and all loans held by the Company. At December 31, 2023, the Company had a current collateral borrowing capacity with the FHLB of $395,455,000 and, at such date, also had unsecured formal lines of credit totaling $132,000,000 with correspondent banks.

The Bank is eligible for participation in the newly created Bank Term Funding Program at the Federal Reserve which is intended to provide liquidity to U.S. depository institutions using one-year advances, prepayable without penalty, provided at the one-year overnight index swap rate plus 10 basis points limited to the value of eligible collateral. Eligible collateral includes any collateral eligible for purchase by the Federal Reserve Bank, at par value, provided such collateral was owned by the borrower at March 12, 2023. As of December 31, 2023, the Company had $523,888,000 in par value of unpledged securities available to pledge to secure advances under the newly created Bank Term Funding Program.

The Company had no Federal Funds purchased during the years ended December 31, 2023 and 2022.

Long-Term Borrowings

The Company had no long-term borrowings at December 31, 2023 and 2022.  There were no average outstanding balances of long-term borrowings during 2023 and 2022.

Supplemental Compensation Plans

The Company and the Bank maintain an unfunded non-contributory defined benefit pension plan (“Salary Continuation Plan”) and related split dollar plan for a select group of highly compensated employees.  Eligibility to participate in the Salary Continuation Plan is limited to a select group of management or highly compensated employees of the Bank that are designated by the Board.  Additionally, the Company and the Bank adopted a supplemental executive retirement plan (“SERP”) in 2006.  The SERP is intended to integrate the various forms of retirement payments offered to executives.  There are currently two active and two retired participants in the SERP.  At December 31, 2023, the accrued benefit liability was $4,979,000, of which $4,879,000 was recorded in interest payable and other liabilities and $100,000 was recorded in accumulated other comprehensive loss, net, in the Consolidated Balance Sheets.  At December 31, 2022, the accrued benefit liability was $5,339,000, of which $4,901,000 was recorded in interest payable and other liabilities and $438,000 was recorded in accumulated other comprehensive income, net, in the Consolidated Balance Sheets.

The Company and the Bank maintain an unfunded non-contributory defined benefit pension plan (“Directors’ Retirement Plan”) and related split dollar plan for the directors of the Bank.  At December 31, 2023, the accrued benefit liability was $424,000, of which $596,000 was recorded in interest payable and other liabilities and $(172,000) was recorded in accumulated other comprehensive loss, net, in the Consolidated Balance Sheets.  At December 31, 2022, the accrued benefit liability was $560,000, of which $636,000 was recorded in interest payable and other liabilities and $(76,000) was recorded in accumulated other comprehensive income, net, in the Consolidated Balance Sheets.

For additional information, see Note 17 to the Consolidated Financial Statements in this Form 10-K.

Overview

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Net income for the year ended December 31, 2023, was $21.6 million, representing an increase of $5.7 million, or 35.7%, compared to net income of $15.9 million for the year ended December 31, 2022.  The increase in net income was attributable to an increase in net interest income of $11.8 million and an increase in non-interest income of $0.9 million, which was partially offset by an increase in provision for credit losses of $0.2 million, increase in non-interest expenses of $4.6 million and $2.3 million increase in provision for income taxes.  The increase in non-interest income was primarily due to the bargain purchase gain of $1.4 million as a result of the acquisition of the Colusa, Willows, and Orland branches located in California in the first quarter of 2023.

Total assets were $1.87 billion for each of the years ended December 31, 2023 and 2022.  For the year ended December 31, 2023 compared to the year ended December 31, 2022, there was an $82.3 million increase in net loans (including loans held-for-sale), a $3.8 million increase in premises and equipment and a $4.1 million increase in core deposit intangible, which was partially offset by a $38.2 million decrease in cash and cash equivalents, a $45.7 million decrease in investments securities and a $5.7 million decrease in interest receivable and other assets.  Total deposits decreased $34.4 million, or 2.0%, to $1.69 billion as of December 31, 2023, compared to $1.73 billion at December 31, 2022.

Results of Operations

Net Interest Income

Net interest income is the excess of interest and fees earned on the Bank’s loans, investment securities, federal funds sold and banker’s acceptances over the interest expense paid on deposits and other borrowed funds which are used to fund those assets.  Net interest income is primarily affected by the yields and mix of the Bank’s interest-earning assets and interest-bearing liabilities outstanding during the period.  The $18,241,000 increase in the Bank’s interest and dividend income in 2023 from 2022 was primarily driven by increased interest rates and loan growth improving the earning asset mix.  The $9,887,000 increase in the Bank’s interest income on loans was primarily driven by an increase of $5,508,000 attributable to increasing interest rates compounded by an increase of $4,379,000 driven by an increase in average loans outstanding.  The $5,048,000 increase in the Bank’s interest income on due from banks was primarily driven by an increase of $6,106,000 due to the increase in average interest rates paid on excess reserves at the FRB, partially offset by a decrease of $1,058,000 driven by decreased average due from bank balances outstanding.  The $474,000 increase in the Bank’s interest income on certificates of deposit was driven by an increase of $238,000 due to the increase in average certificates of deposit outstanding coupled with an increase of $236,000 due to the increase in average interest rates paid on certificates of deposit. The $2,559,000 increase in the Bank’s interest income on investment securities was driven by an increase of $3,093,000 due to increasing interest rates, which was partially offset by a decrease of $534,000 driven by decreased investment securities balances outstanding.  The $6,398,000 increase in the Bank’s interest expense on deposits was primarily driven by a $6,125,000 increase in rates.  See “Analysis of Changes in Interest Income and Interest Expense” set forth on page 37 of this Annual Report on Form 10-K for the effects of interest rates and loan/deposit volume on net interest income.

The FRB influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is significantly affected by changes in the prime interest rate.  As of December 31, 2022, the prime rate was 7.50%. The prime rate increased numerous times during 2023, increasing to 8.50% as of December 31, 2023.

As of December 31, 2022, the target range for the federal funds rate was 4.25% to 4.50%.  During 2023 the FRB continued to raise interest rates due to the inflationary trends in the economy.  As of December 31, 2023, the target range for the federal funds rate was 5.25% to 5.50%.  For additional information, see “Beginning in 2021, the U.S. Economy Began to Reflect Relatively Rapid Rates of Increase in the Consumer Price Index and Other Economic Indices; a Prolonged Elevated Rate of Inflation Could Present Risks for the U.S. Banking Industry and Our Business”, in “Risk Factors” (Item 1A) of this Annual Report on Form 10-K.

We are primarily funded by core deposits, with non-interest-bearing demand deposits historically being a significant source of funds. This lower-cost funding base is expected to have a positive impact on our net interest income and net interest margin in a rising interest rate environment.

The nature and impact of future changes in interest rates and monetary policy on the business and earnings of the Company cannot be predicted.  For additional information, see “The Effects of Changes or Increases in, or Supervisory Enforcement of, Banking or Other Laws and Regulations or Governmental Fiscal or Monetary Policies Could Adversely Affect Us” and “Beginning in 2021, the U.S. Economy Began to Reflect Relatively Rapid Rates of Increase in the Consumer Price Index and Other Economic Indices; a Prolonged Elevated Rate of Inflation Could Present Risks for the U.S. Banking Industry and Our Business” in “Risk Factors” (Item 1A) of this Annual Report on Form 10-K.

Interest income on loans for 2023 was up 23.4% from 2022, increasing from $42,316,000 to $52,203,000.  The increase in interest income on loans was primarily due to higher yields earned on newly originated loans and loans repricing at higher rates coupled with a 9.8% increase in average balance of loans, which was partially offset by a decrease in fee recognition from the SBA’s Paycheck Protection Program (“PPP”).  The Company recognized no PPP loan fees during the year ended December 31, 2023.  The Company recognized $2.7 million of PPP loan fees during the year ended December 31, 2022.

Interest income on interest-bearing due from banks for 2023 was up 142.4% from 2022, increasing from $3,546,000 to $8,594,000.  The increase in interest income on interest-bearing due from banks was the result of a 353 basis point increase in yield on interest-bearing due from banks, which was partially offset by a 24.5% decrease in average balances of interest-bearing due from banks.  The increase in yield was due to the increase in the effective federal funds rate, as discussed above.

Interest income on certificates of deposit for 2023 was up 167.5% from 2022, increasing from $283,000 to $757,000.  The increase in interest income on certificates of deposit was primarily due to a 64.1% increase in average balances of certificates of deposit coupled with a 140 basis point increase in yield on certificates of deposit.

Interest income on investment securities for 2023 was up 27.8% from 2022, increasing from $9,205,000 to $11,764,000.  The increase in interest income on investment securities was the result of a 52 basis point increase in investment securities yields, which was partially offset by a 5.5% decrease in average investment securities volume.  The Bank deployed excess liquidity into the investment portfolio over the course of 2023 at higher reinvestment rates.  Investment securities yields were 1.98% and 1.46% for 2023 and 2022, respectively.

Interest expense on deposits for 2023 was up 539.5% from 2022, increasing from $1,186,000 to $7,584,000.  The increase in interest expense on deposits was the result of a 65 basis point increase in interest rates paid on interest-bearing deposits coupled with a 3.9% increase in average balances of interest-bearing deposits.

The mix of deposits for the previous three years was as follows (dollars in thousands):

	2023		2022		2021

	Average Balance	Percent	Average Balance	Percent	Average Balance	Percent

Non-interest-Bearing Demand	$783,005	44.5%	$805,738	46.2%	$764,676	45.6%

Interest-Bearing Demand (NOW)	421,493	24.0%	441,543	25.3%	420,481	25.1%

Savings and MMDAs	454,854	25.9%	449,169	25.8%	436,931	26.1%

Time	97,639	5.6%	47,022	2.7%	54,465	3.2%

Total	$1,756,991	100.0%	$1,743,472	100.0%	$1,676,553	100.0%

The Bank’s net interest margin (net interest income divided by average earning assets) was 3.70% in 2023 and 3.06% in 2022.  The net interest spread (average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities) was 3.34% in 2023 and 2.99% in 2022.  The 35 basis point increase in net spread in 2023 over 2022 was due to an overall increase in interest rates on earning assets, which was partially offset by an overall increase in interest rates on interest-bearing deposits.

Provision for Credit Losses

The provision for credit losses is established by charges to earnings on management’s evaluation of expected losses on the loan portfolio.  Based on this evaluation, the Company recorded provision for credit losses of $1,100,000 and $900,000 in 2023 and 2022, respectively.  The provision for credit losses in 2023 and 2022 was primarily due to loan growth.  The ratio of the Allowance for Credit Losses to total loans at December 31, 2023 was 1.55% compared to 1.50% at December 31, 2022.  The ratio of the Allowance for Credit Losses to total non-accrual loans and loans past due 90 days or more, net of guarantees was 199.1% at December 31, 2023, compared to 172.4% at December 31, 2022.  The increase was primarily due to the $1.8 million increase in Allowance for Credit Losses.

Non-Interest Income and Expenses

Non-interest income consisted primarily of service charges on deposit accounts, net losses on sale of available-for-sale securities, net realized gains on sales of loans held-for-sale, debit card income, gain on bargain purchase and other income.  Non-interest income increased to $7,845,000 in 2023 from $6,933,000 in 2022, representing an increase of $912,000, or 13.2%. The increase was primarily driven by a bargain purchase gain, which was partially offset by a decrease in other income.  The Company recognized a bargain purchase gain totaling $1.4 million as a result of the acquisition of the Colusa, Willows, and Orland branches in the first quarter of 2023.  The decrease in other income was primarily due to decreases in loan servicing income and non-taxable income from bank owned life insurance policies.

Non-interest expenses consisted primarily of salaries and employee benefits, occupancy and equipment expense, data processing expense, amortization of core deposit intangible and other expenses.  Non-interest expenses increased to $43,638,000 in 2023 from $39,063,000 in 2022, representing an increase of $4,575,000, or 11.7%.

Following is an analysis of the increase or decrease in the components of non-interest expenses (dollars in thousands) during the periods specified:

	2023 over 2022

	Amount	Percent

Salaries and Employee Benefits	$1,710	7.1%
Occupancy and Equipment	731	20.3%
Data Processing	593	17.2%
Stationery and Supplies	57	19.5%
Advertising	(22)	(4.4%)
Directors Fees	37	12.8%
Amortization of core deposit intangible	829	—
Other Expense	640	9.5%

Total	$4,575	11.7%

The increase in salaries and employee benefits in 2023 was primarily due to a 6.3% increase in regular salaries, and a 35.7% increase in profit sharing plan contributions, partially offset by a 15.7% decrease in contingent compensation and a 28.9% decrease in commissions.  The increase in regular salaries expense was primarily due to merit increases and an increase in full-time equivalent employees as a result of the acquisition of the Colusa, Willows and Orland branches in the first quarter of 2023. The increase in profit sharing plan contributions was primarily the result of improved financial performance.  The decrease in contingent compensation was primarily due to a decrease in incentive goals met.  The decrease in commissions paid was primarily due to a decrease in mortgage loan production volumes. The increases in occupancy and equipment expense, data processing expense and amortization of core deposit intangible were primarily due to the branch acquisitions in the first quarter of 2023.  The increase in other expenses was primarily due to a 67.9% increase in FDIC assessments, a 38.1% increase in consulting fees, a 96.2% increase in messenger services, and a 16.4% increase in debit card income, which was partially offset by a 33.7% decrease in legal fees, and a 153.8% decrease in loan collection expense.

Income Taxes

The provision for income taxes is primarily affected by the tax rate, the level of earnings before taxes and the level of tax-exempt income.  In 2023, tax expense increased to $8,092,000 from $5,782,000 in 2022, due to an increase in income before taxes.  Non-taxable municipal bond income was $914,000 and $909,000 for the years ended December 31, 2023 and 2022, respectively.

Liquidity

Liquidity is defined as the ability to generate cash at a reasonable cost to fulfill lending commitments and support asset growth, while satisfying the withdrawal demands of deposit customers and any debt repayment requirements.  The Bank’s principal sources of liquidity are core deposits and loan and investment payments and proceeds of sale and prepayments.  Providing secondary sources of liquidity are excess reserves at the Federal Reserve Bank and the available-for-sale investment portfolio. The Company held $104,466,000 and $572,357,000 in excess reserves at the Federal Reserve Bank and total investment securities at December 31, 2023, respectively. Under certain deposit, borrowing, and other arrangements, the Company must hold and pledge investment securities as collateral.  At December 31, 2023, such collateral requirements totaled approximately $43,884,000.  As a smaller source of liquidity, the Bank can utilize existing credit arrangements.

The Company’s primary source of liquidity on a stand-alone basis is dividends from the Bank.  As discussed in Part I (Item 1) of this Annual Report on Form 10-K, dividends from the Bank are subject to regulatory and corporate law restrictions.

Liquidity risk can result from the mismatching of asset and liability cash flows, or from disruptions in the financial markets.  The Bank experiences seasonal swings in deposits, which can impact liquidity.  Management has sought to address these seasonal swings by scheduling investment maturities and developing seasonal credit arrangements with the FHLB, Federal Reserve Bank and Federal Funds lines of credit with correspondent banks.  The Company maintains short-term unsecured lines of credit with other banks which totaled $132,000,000 at December 31, 2023.  Additionally, the Company has a line of credit with the FHLB, with a remaining borrowing capacity at December 31, 2023 of $395,455,000; credit availability is subject to certain collateral requirements. In addition, the Bank is eligible for participation in the newly created Bank Term Funding Program at the FRB which is intended to provide liquidity to U.S. depository institutions using one-year advances, prepayable without penalty, provided at the one-year overnight index swap rate plus 10 basis points limited to the value of eligible collateral. Eligible collateral includes any collateral eligible for purchase by the Federal Reserve Bank, at par value, provided such collateral was owned by the borrower at March 12, 2023. As of December 31, 2023, the Company had $523,888,000 in par value of unpledged securities available to pledge to secure advances under the newly created Bank Term Funding Program.

In addition, the ability of the Bank’s real estate department to originate and sell loans into the secondary market has provided another tool for the management of liquidity.  As of December 31, 2023, the Company has not created any special purpose entities to securitize assets or to obtain off-balance sheet funding.

The liquidity position of the Bank is managed daily, thus enabling the Bank to adapt its position according to market fluctuations.  Liquidity is measured by various ratios, the most common of which is the ratio of net loans (including loans held-for-sale) to deposits.  This ratio was 62.2% on December 31, 2023, and 56.2% on December 31, 2022.  At December 31, 2023 and 2022, the Bank’s ratio of core deposits to total assets was 87.0% and 91.8%, respectively.  Core deposits include demand deposits, interest-bearing transaction deposits, savings and money market deposit accounts, and non-brokered time deposits of $250,000 or less.  Core deposits are important in maintaining a strong liquidity position as they represent a stable and relatively low-cost source of funds.  Management believes that the Bank’s liquidity position was adequate in 2023.  This is best illustrated by the change in the Bank’s net non-core ratio, which explains the degree of reliance on non-core liabilities to fund long-term assets.  At December 31, 2023, the Bank’s net core funding dependence ratio, the difference between non-core funds, time deposits $250,000 or more and brokered time deposits under $250,000, and short-term investments to long-term assets, was (8.45)% as of December 31, 2023, and (13.58%) as of December 31, 2022.  This ratio indicated that, at December 31, 2023, the Bank did not significantly rely upon non-core deposits and borrowings to fund the Bank’s long-term assets, namely loans and investments.  The Bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth.  The Bank also believes that its liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity.

Commitments

The following table details the amounts and expected maturities of commitments as of December 31, 2023 (amounts in thousands):

	Maturities by period
Commitments	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Commitments to extend credit
Commercial	$74,479	$53,510	$1,560	$9,565	$9,844
Commercial Real Estate	33,447	587	10,367	1,603	20,890
Agriculture	27,279	20,978	2,776	958	2,567
Residential Mortgage	1,953	—	—	—	1,953
Residential Construction	4,931	2,068	—	—	2,863
Consumer	45,312	13,342	6,522	6,044	19,404
Commitments to sell loans	—	—	—	—	—
Standby Letters of Credit	1,251	1,251	—	—	—
Total	$188,652	$91,736	$21,225	$18,170	$57,521

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

Financial instruments, whose contract amounts represent credit risk at December 31 of the indicated years, were as follows (amounts in thousands):

	2023	2022

Undisbursed loan commitments	$187,401	$205,610
Standby letters of credit	1,251	1,930
Commitments to sell loans	—	—

	$188,652	$207,540

Our liquidity position is continuously monitored and adjustments are made to balance between sources and uses of funds as deemed appropriate.  The Bank believes that it has the means to provide adequate liquidity for funding normal operations in 2024.

Capital

The Company believes a strong capital position is essential to the Company’s continued growth and profitability.  A solid capital base provides depositors and shareholders with a margin of safety, while allowing the Company to take advantage of profitable opportunities, support future growth and provide protection against any unforeseen losses.

At December 31, 2023, stockholders’ equity totaled $159.2 million, an increase of $34.2 million from $125.0 million at December 31, 2022.  The increase in 2023 was primarily due to net income of $21.6 million and a decrease in other comprehensive loss, net of tax of $12.8 million.  Also affecting capital in 2023 were stock repurchases totaling $0.1 million and paid-in capital in the amount of $0.9 million resulting from employee stock purchases and stock plan accruals.  See “Business – Capital Standards” in Part I, Item 1 of this Annual Report on Form 10-K, for additional information.

On May 20, 2021, the Company approved a stock repurchase program effective June 15, 2021.  The stock repurchase program, which remained in effect until June 14, 2023, allowed for repurchases by the Company in an aggregate amount of up to 4% of the Company’s 13,680,085 outstanding shares of common stock as of March 31, 2021.  This represented total shares of 547,203 eligible for repurchase.  The Company repurchased 20,054 shares of the Company’s outstanding common stock during the year ended December 31, 2023, and no shares remained available for repurchase under the stock repurchase program at December 31, 2023.  The purpose of the stock repurchase program was to give management the ability to manage capital and create liquidity for shareholders who want to sell their stock.  Management believed that the stock repurchase program was a prudent use of excess capital.

The capital of the Company and the Bank historically have been maintained at a level that is in excess of regulatory guidelines for a “well capitalized” institution.  The policy of annual stock dividends rather than cash dividends has, over time, allowed the Company to match capital and asset growth through retained earnings and a managed program of geographic growth.

ITEM 7A –	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 –	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report on Internal Control over Financial Reporting	Page 55

Report of Independent Registered Public Accounting Firm (PCAOB ID #659)	Page 56

Consolidated Balance Sheets as of December 31, 2023 and 2022	Page 58

Consolidated Statements of Income for Years Ended December 31, 2023 and 2022	Page 59

Consolidated Statements of Comprehensive Income (Loss) for Years Ended December 31, 2023 and 2022	Page 60

Consolidated Statement of Stockholders’ Equity for Years Ended December 31, 2023 and 2022	Page 61

Consolidated Statements of Cash Flows for Years Ended December 31, 2023 and 2022	Page 62

Notes to Consolidated Financial Statements	Page 63

Management’s Report

FIRST NORTHERN COMMUNITY BANCORP AND SUBSIDIARY

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of First Northern Community Bancorp and subsidiary (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2023.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and (iii) provide reasonable assurance regarding prevention, or timely detection and correction of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management of the Company has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2023.

/s/ Jeremiah Z. Smith

Jeremiah Z. Smith
President/Chief Executive Officer/Director
(Principal Executive Officer)

/s/ Kevin Spink

Kevin Spink
Executive Vice President/Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

March 8, 2024

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of
First Northern Community Bancorp
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of First Northern Community Bancorp and subsidiary (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive (loss) income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023 and 2022, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Notes 1 and 4 to the consolidated financial statements, the Company has changed its method of accounting for credit losses due to the adoption of Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses.

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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting in accordance with the standards of the PCAOB. Accordingly, we express no such opinion.
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
Allowance for Credit Losses on Loans – Adoption, Qualitative and Environmental Factors and Forecasted Economic Conditions
As described in Note 1 to the consolidated financial statements, the Company adopted Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as of January 1, 2023, using the modified retrospective method of adoption. Topic 326 replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. Upon adoption of CECL, the Company recorded a decrease to retained earnings of $916,000, net of taxes, for the cumulative effect of adopting Topic 326. As further discussed in Note 4, the Company’s allowance for credit losses balance was $16.6 million as of December 31, 2023, and is estimated using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The allowance for credit losses is a valuation account that is deducted from the loan’s amortized cost basis to present the net amount expected to be collected on the loans and is a material and complex estimate requiring significant management judgement in the estimation of expected lifetime losses within the loan portfolio at the balance sheet date.

We identified management’s adoption of Topic 326, estimation of qualitative and environmental factors, and application of forecasted economic conditions within the calculation of the allowance for credit losses as critical audit matters. To estimate expected losses the Company generally utilizes historical loss trends and the remaining contractual lives of the loan portfolios to determine estimated credit losses through a reasonable and supportable forecast period. The reasonable and supportable forecast component of the allowance for credit losses is estimated based on individual loan credit quality indicators, including historical credit losses, which have been statistically correlated with various econometrics, including California unemployment rate, and California gross domestic product. The qualitative and environmental factors are used to adjust the allowance for credit losses for inherent limitations or biases that have been identified through independent validation and back-testing of model performance to actual realized results. Auditing management’s judgements regarding the reasonable and supportable forecast and qualitative and environmental factors applied to the allowance for credit losses as of January 1, 2023, and December 31, 2023, involved a high degree of subjectivity.

The primary procedures we performed to address this critical audit matter included:

•
Evaluated the appropriateness of the Company’s assumptions and elections involved in the adoption of CECL, including the methodology selected by the Company, the economic variables selected based on the correlation to historical charge-offs, and the forecasting assumptions used in the reasonable and supportable forecast adjustment.

•
Tested the mathematical accuracy and computation of the allowance for credit losses by re-performing or independently calculating significant elements of the estimate, as well as testing completeness and accuracy of the data used in the calculation, application of the reasonable and supportable forecast, and qualitative and environmental factors determined by management and used in the calculation.

•
Obtained management’s analysis and supporting documentation related to the qualitative and environmental factors and tested whether the qualitative and environmental factors used in the calculation of the allowance for credit losses are supported by the documentation provided by management.

•
Obtained management’s analysis and supporting documentation related to the forecasted economic conditions, and tested whether the forecasts used in the calculation of the allowance for credit losses are reasonable and supportable based on the analysis provided by management.

/s/ MOSS ADAMS LLP
Sacramento, California
March 8, 2024
We have served as the Company’s auditor since 2006.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2023 and 2022
(in thousands, except shares and share amounts)

	2023	2022
Assets
Cash and cash equivalents	$149,211	$187,417
Certificates of deposit	19,710	20,948
Investment securities – available-for-sale, at estimated fair value, net of allowance for credit losses of $0; amortized cost of $620,314 at December 31, 2023 and $683,784 at December 31, 2022	572,357	618,092
Loans (net of allowance for credit losses of $16,596 at December 31, 2023 and $14,792 at December 31, 2022)	1,052,465	970,138
Stock in Federal Home Loan Bank and other equity securities, at cost	10,518	9,440
Premises and equipment, net	9,962	6,122
Core deposit intangible	4,141	—
Interest receivable and other assets	53,468	59,204

Total Assets	$1,871,832	$1,871,361

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand	$744,799	$775,173
Interest-bearing transaction deposits	380,477	448,039
Savings and MMDAs	431,472	459,307
Time, $250,000 or less	109,373	35,115
Time, over $250,000	26,323	9,240

Total Deposits	1,692,444	1,726,874

Interest payable and other liabilities	20,143	19,447

Total Liabilities	1,712,587	1,746,321

Commitments and contingencies (Note 10 and 11)

Stockholders’ Equity:
Common stock, no par value; 32,000,000 shares authorized; 15,482,332 and 14,652,584 shares issued and outstanding at December 31, 2023 and 2022, respectively	123,235	116,099
Additional paid-in capital	977	977
Retained earnings	68,760	54,492
Accumulated other comprehensive loss, net	(33,727)	(46,528)
Total Stockholders’ Equity	159,245	125,040

Total Liabilities and Stockholders’ Equity	$1,871,832	$1,871,361

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statements of Income
Years Ended December 31, 2023 and 2022
(in thousands, except per share amounts)

	2023	2022
Interest and dividend income:
Interest and fees on loans	$52,203	$42,316
Due from banks interest bearing accounts	9,351	3,829
Investment securities:
Taxable	10,850	8,296
Non-taxable	914	909
Other earning assets	805	532
Total interest and dividend income	74,123	55,882
Interest expense:
Time deposits over $250,000	410	35
Other deposits	7,174	1,151
Total interest expense	7,584	1,186
Net interest income	66,539	54,696
Provision for credit losses	1,100	900
Net interest income after provision for credit losses	65,439	53,796
Non-interest income:
Service charges on deposit accounts	1,699	1,672
Losses on sales of available-for-sale securities	(112)	(152)
Gains on sales of loans held-for-sale	111	145
Debit card income	2,798	2,547
Gain on bargain purchase	1,405	—
Other income	1,944	2,721
Total non-interest income	7,845	6,933
Non-interest expenses:
Salaries and employee benefits	25,914	24,204
Occupancy and equipment	4,329	3,598
Data processing	4,043	3,450
Stationery and supplies	349	292
Advertising	474	496
Director fees	327	290
Amortization of core deposit intangible	829	—
Other expense	7,373	6,733
Total non-interest expenses	43,638	39,063
Income before provision for income tax	29,646	21,666
Provision for income tax	(8,092)	(5,782)
Net income	$21,554	$15,884
Basic income per share	$1.42	$1.05
Diluted income per share	$1.41	$1.04

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statements of Comprehensive (Loss) Income
Years Ended December 31, 2023 and 2022
(in thousands)

	2023	2022
Net income	$21,554	$15,884
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities arising during the current period, net of tax effect of $5,208 and ($18,348) for the years ended December 31, 2023 and 2022, respectively	12,415	(43,617)
Reclassification adjustment due to losses realized on sales of securities, net of tax effect of $32 and $44 for the years ended December 31, 2023 and 2022, respectively	80	108
Officers’ retirement plan equity adjustments, net of tax effect of $100 and $443 for the years ended December 31, 2023 and 2022, respectively	238	1,112
Directors’ retirement plan equity adjustments, net of tax effect of $28 and $28 for the years ended December 31, 2023 and 2022, respectively	68	66
Total other comprehensive income (loss), net of tax effect of $5,368 and ($17,833) for the years ended December 31, 2023 and 2022, respectively	12,801	(42,331)
Comprehensive income (loss)	$34,355	$(26,447)

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statement of Stockholders’ Equity
Years Ended December 31, 2023 and 2022
(in thousands, except share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Earnings	Income/(Loss)	Total
Balance at December 31, 2021	13,848,904	$109,793	$977	$44,338	$(4,197)	$150,911
Net income				15,884		15,884
Other comprehensive loss, net of tax					(42,331)	(42,331)
Stock dividend adjustment	3,276	366		(366)		—
5% stock dividend declared in 2023	697,742	5,356		(5,356)		—
Cash in lieu of fractional shares	(161)			(8)		(8)
Stock-based compensation		655				655
Common shares issued related to restricted stock grants and ESPP, net of restricted stock reversals	112,533	116				116
Stock options exercised, net	11,615	—				—
Stock repurchase and retirement	(21,325)	(187)				(187)
Balance at December 31, 2022	14,652,584	$116,099	$977	$54,492	$(46,528)	$125,040
Cumulative change from adoption of ASU 2016-13 on January 1, 2023				(916)		(916)
Balance at January 1, 2023 (as adjusted for adoption of accounting standard)	14,652,584	116,099	977	53,576	(46,528)	124,124
Net income				21,554		21,554
Other comprehensive income, net of tax					12,801	12,801
Stock dividend adjustment	3,525	296		(296)		—
5% stock dividend declared in 2024	737,253	6,067		(6,067)		—
Cash in lieu of fractional shares	(164)			(7)		(7)
Stock-based compensation		820				820
Common shares issued related to restricted stock grants and ESPP, net of restricted stock reversals	76,261	96				96
Stock options exercised, net	32,927	—				—
Stock repurchase and retirement	(20,054)	(143)				(143)
Balance at December 31, 2023	15,482,332	$123,235	$977	$68,760	$(33,727)	$159,245

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years Ended December 31, 2023 and 2022
(in thousands)

	2023	2022
Cash flows from operating activities:
Net income	$21,554	$15,884
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,100	900
Amortization of core deposit intangible	829	—
Stock-based compensation	820	655
Depreciation and amortization of bank premises and equipment	1,002	774
Accretion and amortization of securities, net	1,941	4,319
Net loss on sale/call of available-for-sale securities	112	152
Gain on sale of loans held-for-sale	(111)	(145)
Benefit for deferred income taxes	(404)	(687)
Valuation adjustment on mortgage servicing rights	—	(276)
Proceeds from sales of loans held-for-sale	5,918	10,693
Originations of loans held-for-sale	(5,807)	(9,485)
Increase (decrease) in deferred loan origination fees and costs, net	752	(2,062)
Amortization of operating lease right-of-use asset	1,077	1,102
Gain on bargain purchase	(1,405)	—
Increase in interest receivable and other assets	(961)	(981)
Increase in interest payable and other liabilities	883	937
Net cash provided by operating activities	27,300	21,780
Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	62,765	22,100
Proceeds from sales of available-for-sale securities	18,067	6,348
Principal repayments on available-for-sale securities	71,909	96,308
Purchase of available-for-sale securities	(91,324)	(176,919)
Proceeds from maturities of certificates of deposit	5,169	5,151
Proceeds from sales of certificates of deposit	—	493
Purchase of certificates of deposit	(3,931)	(13,320)
Purchases of stock in Federal Home Loan Bank and other equity securities, at cost	(1,078)	(2,343)
Net increase in loans	(80,173)	(116,259)
Purchases of bank premises and equipment, net	(1,221)	(344)
Cash and cash equivalents acquired in acquisition	103,425	—
Net cash provided by (used in) investing activities	83,608	(178,785)
Cash flows from financing activities:
Net decrease in deposits	(149,060)	(1,428)
Cash dividends paid in lieu of fractional shares	(7)	(8)
Common stock issued	96	116
Repurchases of common stock	(143)	(187)
Net cash used in financing activities	(149,114)	(1,507)
Net decrease in cash and cash equivalents	(38,206)	(158,512)
Cash and cash equivalents at beginning of year	187,417	345,929
Cash and cash equivalents at end of year	$149,211	$187,417

Supplemental Consolidated Statements of Cash Flows Information (Note 20)

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2023 and 2022
(in thousands, except shares and share amounts)

(1)	Summary of Significant Accounting Policies

First Northern Community Bancorp (the “Company”) is a bank holding company whose only subsidiary, First Northern Bank of Dixon (“Bank”), a California state-chartered bank, conducts general banking activities, including collecting deposits and originating loans, and serves Solano, Yolo, Sacramento, Placer, El Dorado, Contra Costa, Glenn, and Colusa Counties. All intercompany transactions between the Company and the Bank have been eliminated in consolidation. The consolidated financial statements also include the accounts of Yolano Realty Corporation, a wholly-owned subsidiary of the Bank. Yolano Realty Corporation was formed in September 2009 for the purpose of managing selected other real estate owned properties. Yolano Realty Corporation was an inactive subsidiary in 2023.

The accounting and reporting policies of the Company conform with accounting principles generally accepted in the United States of America.  In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period.  Actual results could differ from those estimates applied in the preparation of the accompanying consolidated financial statements.  For the Company, the most significant accounting estimates are the allowance for credit losses on loans and business combinations.  A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

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

(b)	Investment Securities and Allowance for Credit Losses

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

For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, an allowance for credit losses is recorded to bring the security’s amortized cost basis down to fair value.  For debt securities available-for-sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any unrealized losses that have not been recorded through an allowance for credit losses is recognized in other comprehensive income.

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable on available-for-sale debt securities is excluded from the estimate of credit losses. Accrued interest receivable on available-for-sale debt securities totaled $2,096 and $2,151 as of December 31, 2023 and December 31, 2022, respectively, and is included in interest receivable and other assets on the Condensed Consolidated Balance Sheet.

(c)	Federal Home Loan Bank Stock and Other Equity Securities, at Cost

Federal Home Loan Bank (“FHLB”) stock represents an equity interest that does not have a readily determinable fair value because its ownership is restricted and it lacks a market (liquidity).  FHLB stock and other equity securities are recorded at cost.

(d)	Loans and Allowance for Credit Losses

Loans are reported at the principal amount outstanding, net of deferred loan fees and costs and the allowance for credit losses.  Loan fees net of certain direct costs of origination, which represent an adjustment to interest yield are deferred and amortized over the contractual term of the loan using the interest method. Unearned discount on installment loans is recognized as income over the terms of the loans by the interest method.  Interest on other loans is calculated by using the simple interest method on the daily balance of the principal amount outstanding.

Loans on which the accrual of interest has been discontinued are designated as non-accrual loans. Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full and timely collection of interest or principal or when a loan becomes contractually past due by ninety days or more with respect to interest or principal. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest accruals are resumed on such loans only when they are brought fully current with respect to interest and principal and when, in the judgment of management, the loans are estimated to be fully collectible as to both principal and interest.  Accrual of interest on loans that are modified commence after a sustained period of performance.  Interest is generally accrued on such loans in accordance with the new terms.

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

Management estimates the ACL using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. In determining the ACL, accruing loans with similar risk characteristics are generally evaluated collectively. To estimate expected losses the Company generally utilizes historical loss trends and the remaining contractual lives of the loan portfolios to determine estimated credit losses through a reasonable and supportable forecast period. Individual loan credit quality indicators, including historical credit losses, have been statistically correlated with various econometrics, including California unemployment rate and California gross domestic product. Model forecasts may be adjusted for inherent limitations or biases that have been identified through independent validation and back-testing of model performance to actual realized results. The Company utilized a reasonable and supportable forecast period of approximately four quarters and obtained the forecast data from Moody’s Analytics. The Company also considered the impact of portfolio concentrations, changes in underwriting practices, imprecision in its economic forecasts, and other risk factors that might influence its loss estimation process.

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

Unfunded commitments: The estimated credit losses associated with these unfunded lending commitments is calculated using the same models and methodologies noted above and incorporate utilization assumptions at time of default. The reserve for unfunded commitments is maintained on the consolidated balance sheet in other liabilities.

Accrued interest receivable on loans is not included in the calculation of the allowance for credit losses. Accrued interest receivable on loans totaled $4,713 and $3,594 as of December 31, 2023 and December 31, 2022, respectively, and is included in interest receivable and other assets on the Condensed Consolidated Balance Sheet.

Results for the full year ended December 31, 2023, are presented under the current expected credit losses (CECL) methodology while prior period amounts continue to be reported in accordance with Accounting Standards Codification (ASC) Topic 450, Contingencies, and specific reserves based upon ASC Topic 310, Receivables. See Note 4 of Notes to Consolidated Financial Statements.

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

Other real estate acquired by foreclosure is carried at fair value less estimated selling costs.  Prior to foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the allowance for credit losses, if necessary. Fair value of other real estate owned is generally determined based on an appraisal of the property.  Any subsequent operating expenses or income, reduction in estimated values and gains or losses on disposition of such properties are included in other operating expenses.

Gain recognition on the disposition of real estate is dependent upon the transaction meeting certain criteria relating to the nature of the property sold and the terms of the sale.  Under certain circumstances, revenue recognition may be deferred until these criteria are met.

The Bank held no other real estate owned (“OREO”) as of December 31, 2023 and 2022.

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

(i)	Pension Benefit Plans

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

Debit card income

Debit card income represents fees earned on Bank-issued debit card transactions. The Bank earns interchange fees from debit cardholder transactions through the related payment network.  Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing services provided to the cardholder.  The performance obligation is satisfied and the fees are earned when the cost of the transaction is charged to the cardholders’ account. Certain expenses directly associated with the debit card are recorded on a net basis with the interchange income.

Other income

Other income within the scope of Topic 606 includes check sales fees, bankcard fees, and merchant fees. Check sales fees, based on check sales volume, are received from check printing companies and are recognized monthly. Bankcard fees are earned from the Bank’s credit card program and are recognized monthly as the service period is completed.  Merchant fees are earned for card payment services provided to its merchant customers. The Bank has a contract with a third party to provide card payment services to merchants that contract for those services. Merchant fees are recognized monthly as the service period is completed.

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

The Company recognizes an asset for the fair value of the rights to service loans for others when loans are sold on a servicing-retained basis.  The Company sold substantially all of its conforming long-term residential mortgage loans originated during the years ended December 31, 2023 and 2022, for cash proceeds equal to the fair value of the loans.

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

	2023	2022
Constant prepayment rate	6.09%	7.55%
Discount rate	10.50%	9.50%
Weighted average life (years)	7.99	7.20

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

(m)	Share Based Compensation

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

Advertising costs were $474 and $496 for the years ended December 31, 2023 and 2022, respectively. Advertising costs are expensed as incurred.

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

On January 26, 2023, the Company announced that its Board of Directors had declared a 5% stock dividend which resulted in 701,267 shares, which was paid on March 24, 2023 to shareholders of record as of February 28, 2023. On January 25, 2024, the Company announced that its Board of Directors had declared a 5% stock dividend which will result in an estimate of 737,253 shares, which will be paid on March 25, 2024 to shareholders of record as of February 29, 2024.

The earnings per share data for all periods presented have been adjusted to give retroactive effect to stock dividends and stock splits, including the 5% stock dividend declared on January 25, 2024.  December 31, 2023 figures included in the Consolidated Balance Sheets and Consolidated Statement of  Stockholders’ Equity have been adjusted to reflect the estimated impact of the 2024 stock dividend.  Figures that have been adjusted include common stock shares issued and outstanding, common stock balance and retained earnings balance. The December 31, 2022 and 2021 balances included in the Consolidated Balance Sheets and Statement of Stockholders’ Equity have not been adjusted to retroactively reflect the stock dividends, but instead show the historical rollforward of stock dividends declared.

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

(s)	Business Combinations

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

Goodwill and intangible assets acquired in a business combination and that are determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exist that indicate the necessity for such impairment tests to be performed. The Company has no goodwill arising from business combinations. The Compnay recognized a bargain purchase gain arising from business combinations. The Company recorded the fair values based on the valuations available as of reporting date. In accordance with business combination accounting guidance, the Company continued to evaluate these fair values for one year following the acquisition date. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Core deposit intangible assets arising from business combinations are amortized on an accelerated basis reflecting the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. The estimated life of the core deposit intangible is approximately 10 years.

(t)	Impact of Recently Issued Accounting Standards

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

Results for the reporting periods beginning January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP. Upon adoption of CECL, the Company recognized an increase in the ACL for loans and reserve for unfunded commitments totaling $1,300 as a cumulative effect adjustment from change in accounting policies, with a corresponding decrease in retained earnings of $916, net of deferred taxes of $384.

On January 1, 2023, the Company adopted ASU 2022-02, Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures.  These amendments eliminate the troubled debt restructuring (TDR) recognition and measurement guidance and, instead, require that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. The amendments also enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty.  For public business entities, these amendments require that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20.  Results for the reporting periods beginning January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.  The amendments in this ASU is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.  Early adoption is permitted. The Company does not expect this ASU to have a material impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures.  Among other things, these amendments require that public business entities on an annual basis (1) disclose specific categories in the rate reconciliation and (2) provide additional information for reconciling items that meet a quantitative threshold.  This ASU is effective for annual periods beginning after December 15, 2024. The Company is evaluating whether this ASU will have a material impact on the Company’s consolidated financial statements.

(2)	Cash and Due from Banks

The Bank is required to maintain reserves with the Federal Reserve Bank based on a percentage of deposit liabilities.  No aggregate reserves were required at December 31, 2023 and 2022. The Bank has met its average reserve requirements during 2023 and 2022 and the minimum required balance at December 31, 2023 and 2022.

(3)	Investment Securities

The amortized cost, unrealized gains and losses, estimated fair values and related allowance for credit losses  on investments in debt and other securities at December 31, 2023 are summarized as follows:

	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value	ACL
Investment securities available-for-sale:
U.S. Treasury securities	$90,063	$134	$(3,015)	$87,182	$—
Securities of U.S. government agencies and corporations	121,305	105	(6,331)	115,079	—
Obligations of states and political subdivisions	55,021	237	(3,581)	51,677	—
Collateralized mortgage obligations	107,658	15	(16,726)	90,947	—
Mortgage-backed securities	246,267	242	(19,037)	227,472	—

Total debt securities	$620,314	$733	$(48,690)	$572,357	$—

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

Gross realized gains from sales and calls of available-for-sale securities were $96 and $0 for the years ended December 31, 2023 and 2022, respectively. Gross realized losses from sales of available-for-sale securities were $208 and $152 for the years ended December 31, 2023 and 2022,  respectively.

The amortized cost and estimated fair value of debt and other securities at December 31, 2023, by contractual maturity, are shown in the following table:

	Amortized cost	Estimated fair value

Maturity in years:
Due in one year or less	$78,883	$77,408
Due after one year through five years	131,352	124,600
Due after five years through ten years	29,523	27,427
Due after ten years	26,631	24,503
Subtotal	266,389	253,938
Mortgage-backed securities and Collateralized mortgage obligations	353,925	318,419
Total	$620,314	$572,357

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. In addition, factors such as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of December 31, 2023, follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
U.S. Treasury securities	$—	$—	$77,203	$(3,015)	$77,203	$(3,015)
Securities of U.S. government agencies and corporations	3,424	(7)	97,057	(6,324)	100,481	(6,331)
Obligations of states and political subdivisions	4,981	(31)	32,578	(3,550)	37,559	(3,581)
Collateralized mortgage obligations	6,597	(26)	80,995	(16,700)	87,592	(16,726)
Mortgage-backed securities	17,023	(124)	182,626	(18,913)	199,649	(19,037)

Total	$32,025	$(188)	$470,459	$(48,502)	$502,484	$(48,690)

Thirty-one securities, all considered investment grade, which had a fair value of $32,025 and a total unrealized loss of $188 have been in an unrealized loss position for less than twelve months as of December 31, 2023.  Four hundred fifty-four securities, all considered investment grade, which had a fair value of $470,459 and total unrealized loss of $48,502,  have been in an unrealized loss position for more than twelve months as of December 31, 2023.  The unrealized losses on the Company’s investment securities were caused by market conditions for these types of investments, particularly changes in risk-free interest rates.  The decline in fair value is attributable to changes in interest rates and not credit quality, and the Company does not intend to sell the securities.  The Company has concluded it is not more likely than not that the Company will be required to sell these securities prior to recovery of their anticipated cost basis. Therefore, as of December 31, 2023, the Company has not recorded an allowance for credit losses on these securities and the unrecognized or unrealized losses on these securities have not been recognized into income.

The fair value of investment securities could decline in the future if the general economy deteriorates, inflation increases, credit ratings decline, the issuer’s financial condition deteriorates, or the liquidity for securities declines. As a result, an allowance for credit loss may occur in the future.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of December 31, 2022, follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
U.S. Treasury Securities	$54,574	$(1,680)	$56,872	$(4,162)	$111,446	$(5,842)
Securities of U.S. government agencies and corporation	45,261	(1,341)	69,635	(8,465)	114,896	(9,806)
Obligations of states and political subdivision	40,479	(3,022)	10,049	(2,620)	50,528	(5,642)
Collateralized mortgage obligations	36,040	(2,586)	59,310	(17,047)	95,350	(19,633)
Mortgage-backed securities	99,250	(6,131)	131,951	(18,740)	231,201	(24,871)

Total	$275,604	$(14,760)	$327,817	$(51,034)	$603,421	$(65,794)

Investment securities carried at $43,884 and $44,318 at December 31, 2023 and 2022, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

(4)	Loans and Allowance for Credit Losses

The composition of the Company’s loan portfolio, by loan class, as of December 31, is as follows:

	2023	2022
Commercial	$106,897	$106,771
Commercial Real Estate	721,729	645,166
Agriculture	105,838	114,040
Residential Mortgage	107,328	92,669
Residential Construction	12,323	10,167
Consumer	14,868	15,287

	1,068,983	984,100
Allowance for credit losses	(16,596)	(14,792)
Net deferred origination fees and costs	78	830

Loans, net	$1,052,465	$970,138

At December 31, 2023 and 2022, all loans were pledged under a blanket collateral lien to secure actual and potential borrowings from the Federal Home Loan Bank.

Allowance for Credit Losses

Allowance information presented as of and for the year ended December 31, 2023 is presented under the CECL model and allowance information presented as of and for the year ended December 31, 2022 is presented under the incurred loss model.

The following table summarizes the activity in the allowance for credit losses on loans which is recorded as a contra asset, and the reserve for unfunded commitments which is recorded on the balance sheet within other liabilities as of December 31, 2023:

	Allowance for Credit Losses – Year ended December 31, 2023
($ in thousands)	Beginning balance	Adoption of CECL	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance
Commercial	$1,491	$689	$(366)	$235	$(8)	$2,041
Commercial Real Estate	10,259	(513)	—	—	1,118	10,864
Agriculture	1,789	(742)	(2,567)	2,567	(50)	997
Residential Mortgage	896	923	(3)	—	189	2,005
Residential Construction	181	221	—	—	(68)	334
Consumer	176	222	(13)	1	(31)	355
Allowance for credit losses on loans	14,792	800	(2,949)	2,803	1,150	16,596
Reserve for unfunded commitments	700	500	—	—	(50)	1,150
Total	$15,492	$1,300	$(2,949)	$2,803	$1,100	$17,746

During 2023, the Company experienced a credit event related to suspected customer fraud on a single agricultural relationship that required a charge-off of $2,567 against the allowance for credit losses (ACL) that was subsequently fully recovered later in the year. The levels of California unemployment and gross domestic product are forecasted to be relatively stable. Loan growth was the primary driver for provision expense of $1,100 recognized for the year ended December 31, 2023. Management believes that the allowance for credit losses at December 31, 2023 appropriately reflected expected credit losses in the loan portfolio at that date.

The following tables summarize the activity in the allowance for credit losses by loan class for the year ended December 31, 2022:

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

The Company’s investment in loans as of December 31, 2022 related to each balance in the allowance for credit losses by loan category and disaggregated on the basis of the Company’s impairment methodology was as follows:

	Commercial	Commercial Real Estate	Agriculture	Residential Mortgage	Residential Construction	Consumer	Total
December 31, 2022
Loans individually evaluated for impairment	$—	$—	$7,416	$622	$—	$701	$8,739
Loans collectively evaluated for impairment	106,771	645,166	106,624	92,047	10,167	14,586	975,361
Ending Balance	$106,771	$645,166	$114,040	$92,669	$10,167	$15,287	$984,100

Collateral-Dependent Loans

In accordance with ASC 326, a loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. All loans individually analyzed were collateral-dependent loans as of December 31, 2023 and December 31, 2022. The following table presents the amortized cost basis of collateral-dependent loans by class, which are individually evaluated to determine expected credit losses as of December 31, 2023 and December 31, 2022:

December 31, 2023
($ in thousands)	Secured by 1-4 Family Residential Properties-1st lien	Secured by 1-4 Family Residential Properties-junior lien	Secured by 1-4 Family Residential Properties- revolving	Commercial	Construction and land development	Secured by farmland	Agriculture production loans	Total
Commercial	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate	—	—	—	—	—	—	—	—
Agriculture	—	—	—	—	—	946	1,925	2,871
Residential Mortgage	424	—	—	—	—	—	—	424
Residential Construction	—	—	—	—	—	—	—	—
Consumer	—	351	352	—	—	—	—	703
Total	$424	$351	$352	$—	$—	$946	$1,925	$3,998

December 31, 2022
($ in thousands)	Secured by 1-4 Family Residential Properties-1st lien	Secured by 1-4 Family Residential Properties-junior lien	Secured by 1-4 Family Residential Properties- revolving	Commercial	Construction and land development	Secured by farmland	Agriculture production loans	Total
Commercial	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate	—	—	—	—	—	—	—	—
Agriculture	—	—	—	—	—	1,148	6,268	7,416
Residential Mortgage	123	—	—	—	—	—	—	123
Residential Construction	—	—	—	—	—	—	—	—
Consumer	—	—	637	—	—	—	—	637
Total	$123	$—	$637	$—	$—	$1,148	$6,268	$8,176

Foreclosure Proceedings

The Company had no residential real estate property in the process of foreclosure at December 31, 2023 and December 31, 2022.

Non-accrual and Past Due Loans

The Company’s loans by delinquency and non-accrual status, as of December 31, 2023 and December 31, 2022, was as follows:

($ in thousands)	30-59 days Past Due & Accruing	60-89 days Past Due & Accruing	90 days or More Past Due & Accruing	Nonaccrual Loans	Total Past Due & Nonaccrual Loans	Current & Accruing Loans	Total Loans	Nonaccrual loans with No ACL
December 31, 2023
Commercial	$91	$178	$—	$—	$269	$106,628	$106,897	$—
Commercial Real Estate	—	—	—	—	—	721,729	721,729	—
Agriculture	—	—	—	2,871	2,871	102,967	105,838	2,871
Residential Mortgage	976	—	916	424	2,316	105,012	107,328	424
Residential Construction	—	—	3,420	—	3,420	8,903	12,323	—
Consumer	194	—	—	703	897	13,971	14,868	703
Total	$1,261	$178	$4,336	$3,998	$9,773	$1,059,210	$1,068,983	$3,998

December 31, 2022
Commercial	$41	$—	$403	$—	$444	$106,327	$106,771	$—
Commercial Real Estate	—	—	—	—	—	645,166	645,166	—
Agriculture	—	—	—	7,416	7,416	106,624	114,040	7,416
Residential Mortgage	—	—	—	123	123	92,546	92,669	123
Residential Construction	—	—	—	—	—	10,167	10,167	—
Consumer	—	—	—	637	637	14,650	15,287	637
Total	$41	$—	$403	$8,176	$8,620	$975,480	$984,100	$8,176

The Company recognized $1,626 and $51 of interest income on nonaccrual loans during the years ended December 31, 2023 and December 31, 2022, respectively.

Impaired Loans Prior to the Adoption of ASU 2016-13

The following table presents information related to impaired loans as of December 31, 2022, as determined in accordance with ASC 310 prior to the adoption of ASU 2016-13:

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

The following table presents the average recorded investment in impaired loans and the amount of interest income recognized on impaired loans during the year ended December 31, 2022:

	December 31, 2022
	Average Recorded Investment	Interest Income Recognized
Commercial	$40	$3
Commercial Real Estate	384	32
Agriculture	8,047	—
Residential Mortgage	639	19
Residential Construction	48	—
Consumer	737	21
Total	$9,895	$75

None of the interest on impaired loans was recognized using a cash basis of accounting for the year ended December 31, 2022.

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

The amortized cost basis of loans that were experiencing both financial difficulty and modification during the year ended December 31, 2023 were as follows:

($ in thousands)	Term Extension	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable

Commercial	$1,990	$41	1.90%
Commercial Real Estate	—	395	0.05%
Agriculture	4,005	—	3.78%
Residential Mortgage	—	—	—
Residential Construction	3,420	—	27.75%
Consumer	—	—	—
Total	$9,415	$436	0.92%

The Company had no commitments to lend additional funds to borrowers whose loans were modified at December 31, 2023.

The following table presents the financial effect of the loan modifications to borrowers experiencing financial difficulty during the year ended December 31, 2023:

($ in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in months)
Commercial	0.50%	$3
Commercial Real Estate	0.25%	26
Agriculture	—	4
Residential Mortgage	—	—
Residential Construction	—	1
Consumer	—	—
Total	0.27%	$3

There were two agricultural loans totaling $4,005 and a residential construction loan totaling $3,420 that were modified within the previous twelve months and for which there was a payment default during the year ended December 31, 2023. In 2023, the Company recorded charge-offs on two agricultural loans totaling $2,567 that was subsequently recovered later in the year. The residential construction loan was 90 days or more past due as of December 31, 2023.

Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently become uncollectible, the loan (or a portion of the loan) is written off.  Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the ACL is adjusted by the same amount.

Troubled Debt Restructurings Prior to the Adoption of ASU 2022-02

Prior to the adoption of ASU 2022-02, the Company accounted for a modification to the contractual terms of a loan that resulted in granting a concession to a borrower experiencing financial difficulties as a TDR. The Company had $8,399 in TDR loans as of December 31, 2022. Specific reserves for TDR loans totaled $77 as of December 31, 2022. TDR loans performing in compliance with modified terms totaled $8,399 as of December 31, 2022.

Loans modified as TDRs during the year ended December 31, 2022  were as follows:

	Year Ended December 31, 2022
	Number of Contracts	Pre- modification outstanding recorded investment	Post- modification outstanding recorded investment
Consumer	1	$75	$75
Total	1	$75	$75

Loan modifications generally involve reductions in the interest rate, payment extensions, forgiveness of principal, or forbearance. No loans were modified as a TDR within the previous 12 months that subsequently defaulted during the year ended December 31, 2022. The Company considers a loan to be in payment default when it is 90 days or more past due.

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

The following tables present the loan portfolio by loan class, origination year, and internal risk rating as of December 31, 2023. Generally, existing term loans that were re-underwritten are reflected in the table in the year of renewal. Lines of credit that have a conversion feature at the time of origination, such as construction to permanent loans, are presented by year of origination. Revolving loans converted to term loans totaled $881 as of December 31, 2023.

(in thousands)
	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial
Pass	$19,776	$16,961	$15,833	$5,381	$7,420	$6,298	$26,183	$97,852
Special Mention	—	1,122	2,530	235	308	—	2,936	7,131
Substandard	—	32	1,152	542	—	—	188	1,914
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Commercial loans	$19,776	$18,115	$19,515	$6,158	$7,728	$6,298	$29,307	$106,897
Year-to-date Period Charge-offs	(47)	(196)	(36)	—	(87)	—	—	(366)
Year-to-date Recoveries	—	—	—	—	87	148	—	235
Year-to-date Net Charge-offs	(47)	(196)	(36)	—	—	148	—	(131)

Commercial Real Estate
Pass	$115,807	$173,918	$191,907	$50,150	$52,157	$107,909	$6,879	$698,727
Special Mention	—	—	7,448	—	2,869	1,273	—	11,590
Substandard	395	—	1,712	1,684	6,604	1,017	—	11,412
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Commercial Real Estate loans	$116,202	$173,918	$201,067	$51,834	$61,630	$110,199	$6,879	$721,729
Year-to-date Charge-offs	—	—	—	—	—	—	—	—
Year-to-date Recoveries	—	—	—	—	—	—	—	—
Year-to-date Net Charge-offs	—	—	—	—	—	—	—	—

Agriculture
Pass	$6,842	$16,985	$20,511	$8,792	$2,509	11,437	$29,893	$96,969
Special Mention	—	1,937	2,996	—	—	1,064	—	5,997
Substandard	—	—	946	—	1,926	—	—	2,872
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Agriculture loans	$6,842	$18,922	$24,453	$8,792	$4,435	$12,501	$29,893	$105,838
Year-to-date Charge-offs	(1,825)	—	—	—	—	—	(742)	(2,567)
Year-to-date Recoveries	1,825	—	—	—	—	—	742	2,567
Year-to-date Net Charge-offs	—	—	—	—	—	—	—	—

(in thousands)
	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Residential Mortgage
Pass	$20,239	$24,906	$26,429	$14,500	$5,481	$15,349	$—	$106,904
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	39	—	—	385	—	424
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Residential Mortgage loans	$20,239	$24,906	$26,468	$14,500	$5,481	$15,734	$—	$107,328
Year-to-date Charge-offs	—	—	—	—	—	(3)	—	(3)
Year-to-date Recoveries	—	—	—	—	—	—	—	—
Year-to-date Net Charge-offs	—	—	—	—	—	(3)	—	(3)

Residential Construction
Pass	$3,714	$1,991	$3,198	$—	$—	$—	$—	$8,903
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	3,420	—	—	—	—	—	3,420
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Residential Construction loans	$3,714	$5,411	$3,198	$—	$—	$—	$—	$12,323
Year-to-date Charge-offs	—	—	—	—	—	—	—	—
Year-to-date Recoveries	—	—	—	—	—	—	—	—
Year-to-date Net Charge-offs	—	—	—	—	—	—	—	—

Consumer
Pass	$350	$758	$133	$149	$70	$273	$12,516	$14,249
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	619	619
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Consumer loans	$350	$758	$133	$149	$70	$273	$13,135	$14,868
Year-to-date Charge-offs	(13)	—	—	—	—	—	—	(13)
Year-to-date Recoveries	—	—	—	—	—	1	—	1
Year-to-date Net Charge-offs	(13)	—	—	—	—	1	—	(12)

Total Loans
Pass	$166,728	$235,519	$258,011	$78,972	$67,637	$141,266	$75,471	$1,023,604
Special Mention	—	3,059	12,974	235	3,177	2,337	2,936	24,718
Substandard	395	3,452	3,849	2,226	8,530	1,402	807	20,661
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Loans	$167,123	$242,030	$274,834	$81,433	$79,344	$145,005	$79,214	$1,068,983
Year-to-date Charge-offs	$(1,885)	$(196)	$(36)	$—	$(87)	$(3)	$(742)	$(2,949)
Year-to-date Recoveries	$1,825	$—	$—	$—	$87	$149	$742	$2,803
Year-to-date Net Charge-offs	$(60)	$(196)	$(36)	$—	$—	$146	$—	$(146)

The following table presents the risk ratings by loan class as of December 31, 2022.

	Pass	Special Mention	Substandard	Doubtful	Loss	Total
December 31, 2022
Commercial	$106,643	$—	$128	$—	$—	$106,771
Commercial Real Estate	631,693	6,748	6,725	—	—	645,166
Agriculture	105,560	1,064	7,416	—	—	114,040
Residential Mortgage	92,299	207	163	—	—	92,669
Residential Construction	10,167	—	—	—	—	10,167
Consumer	14,650	—	637	—	—	15,287
Total	$961,012	$8,019	$15,069	$—	$—	$984,100

(5)	Mortgage Operations

The Company recognizes a gain or loss and a related asset for the fair value of the rights to service loans for others when loans are sold and servicing is retained.  The Company sold a substantial portion of its portfolio of conforming long-term residential mortgage loans originated during the year ended December 31, 2023 on a servicing retained basis, for cash proceeds equal to the fair value of the loans. At December 31, 2023 and 2022, the Company serviced real estate mortgage loans for others totaling $184,288 and $194,818, respectively.

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

The following table summarizes the activity related to the Company’s mortgage servicing rights assets for the years ended December 31, 2023 and 2022. Mortgage servicing rights are included in Interest Receivable and Other Assets on the consolidated balance sheets.

	December 31, 2022	Additions	Reductions	December 31, 2023
Mortgage servicing rights	$1,650	$67	$(235)	$1,482
Valuation allowance	—	—	—	—
Mortgage servicing rights, net of valuation allowance	$1,650	$67	$(235)	$1,482

	December 31, 2021	Additions	Reductions	December 31, 2022
Mortgage servicing rights	$1,807	$129	$(286)	$1,650
Valuation allowance	(276)	—	276	—
Mortgage servicing rights, net of valuation allowance	$1,531	$129	$(10)	$1,650

At December 31, 2023 and December 31, 2022, the estimated fair market value of the Company’s mortgage servicing rights asset was $2,094 and $2,101, respectively. The changes in fair value of mortgage servicing rights during 2023 and 2022 were primarily due to new originations and changes in estimated prepayment speeds.

The Company received contractually specified servicing fees of $473 and $509 for the years ended December 31, 2023 and 2022, respectively. Contractually specified servicing fees are included in Other Income on the Consolidated Statements of Income.

(6)	Premises and Equipment

Premises and equipment consisted of the following at December 31, of the indicated years:

	2023	2022
Land	$2,823	$2,292
Buildings	8,659	5,737
Furniture and equipment	14,980	14,132
Leasehold improvements	2,673	2,209

	29,135	24,370
Less accumulated depreciation and amortization	19,173	18,248

	$9,962	$6,122

Depreciation and amortization expense, included in occupancy and equipment expense, was $1,002 and $774 for the years ended December 31, 2023 and 2022, respectively.

(7)	Interest Receivable and Other Assets

Interest receivable and other assets consisted of the following at December 31, of the indicated years:

	2023	2022
Interest receivable	$6,810	$5,745
Mortgage servicing rights asset (see Note 5)	1,482	1,650
Officer’s life insurance	15,638	15,599
Deferred tax assets, net (see Note 18)	19,594	24,175
Operating lease right-of-use asset (see Note 9)	4,073	4,905
Prepaid and other	5,871	7,130

	$53,468	$59,204

(8)	Short-Term and Long-Term Borrowings

The Company had no secured borrowings and no Federal Funds purchased at December 31, 2023 and December 31, 2022.

Additional short-term borrowings available to the Company consist of a line of credit and advances with the Federal Home Loan Bank (“FHLB”) secured under terms of a blanket collateral agreement by a pledge of FHLB stock and all loans. At December 31, 2023, the Company had a current collateral borrowing capacity with the FHLB of $395,455 and, at such date, also had unsecured formal lines of credit totaling $132,000 with correspondent banks.

The Bank is eligible for participation in the newly created Bank Term Funding Program at the Federal Reserve which is intended to provide liquidity to U.S. depository institutions using one-year advances, prepayable without penalty, provided at the one-year overnight index swap rate plus 10 basis points limited to the value of eligible collateral. Eligible collateral includes any collateral eligible for purchase by the Federal Reserve Bank, at par value, provided such collateral was owned by the borrower at March 12, 2023. As of December 31, 2023, the Company had $523,888 in par value of unpledged securities available to pledge to secure advances under the newly created Bank Term Funding Program.

The Company had no long-term borrowings at December 31, 2023 and 2022.

(9)	Leases

The Company leases eleven branch and administrative locations under operating leases expiring on various dates through 2031.  Leases with an initial term of 12 months or less are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term.  For lease agreements entered into or reassessed after the adoption of Topic 842, the Company combines lease and nonlease components.  The Bank had no financing leases as of December 31, 2023.

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

The Company had right-of-use assets totaling $4,073 and $4,905 as of December 31, 2023 and December 31, 2022, respectively. Right-of-use assets are included in Interest receivable and other assets on the Consolidated Balance Sheets. The Company had lease liabilities totaling $4,585 and $5,422 as of December 31, 2023 and December 31, 2022, respectively. Lease liabilities are included in Interest payable and other liabilities on the Consolidated Balance Sheets. The Company recognized lease expenses totaling $1,217 and $1,154 for the years ended December 31, 2023 and December 31, 2022, respectively.  Lease expense is included in Occupancy and Equipment expense on the Consolidated Statements of Income.

The table below summarizes the maturity of remaining lease liabilities at December 31:

(in thousands)	2023
2024	$1,040
2025	1,052
2026	672
2027	610
2028	625
2029 and thereafter	895
Total lease payments	4,894
Less: interest	(309)
Present value of lease liabilities	$4,585

The following table presents supplemental cash flow information related to leases for the year ended December 31:

(in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,207	$1,251
Right-of-use assets obtained in exchange for new operating lease liabilities	$245	$869

The following table presents the weighted average operating lease term and discount rate at December 31:

	2023	2022
Weighted-average remaining lease term - operating leases, in years	5.43	6.14
Weighted-average discount rate - operating leases	2.42%	2.37%

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

Financial instruments, whose contract amounts represent credit risk at December 31 of the indicated periods, were as follows:

	2023	2022
Undisbursed loan commitments	$187,401	$205,610
Standby letters of credit	1,251	1,930

	$188,652	$207,540

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank issues both financial and performance standby letters of credit. The financial standby letters of credit are primarily to guarantee payment to third parties. At December 31, 2023, there were no financial standby letters of credit outstanding. The performance standby letters of credit are typically issued to municipalities as specific performance bonds. At December 31, 2023, there was $1,251 issued in performance standby letters of credit and the Bank carried no liability. The Bank has experienced no draws on these letters of credit and does not expect to in the future; however, should a triggering event occur, the Bank either has collateral in excess of the letter of credit or imbedded agreements of recourse from the customer. The Bank has set aside a reserve for unfunded commitments in the amount of $1,150 and $700 at December 31, 2023 and 2022, respectively, which is recorded in “interest payable and other liabilities” on the consolidated balance sheets.

Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans. As of December 31, 2023, the Company had no off-balance sheet derivatives requiring additional disclosure.

The Company may enter into interest rate lock commitments in connection with its mortgage banking activities to fund residential mortgage loans within specified times in the future. There were no interest rate lock commitments at December 31, 2023 and 2022. These commitments expose the Company to the risk that the price of the loan underlying the interest rate lock commitment might decline from the inception of the interest rate lock to the funding of the mortgage loan. To protect against this risk, the Company may enter into commitments to sell loans to economically hedge the risk of potential changes in the value of the loans that would result from the commitment. There were no commitments at December 31, 2023 and 2022. Mortgage loans sold to investors may be sold with servicing rights retained, for which the Company makes only standard legal representations and warranties as to meeting certain underwriting and collateral documentation standards. In the past two years, the Company had to repurchase one loan totaling $420 due to deficiencies in underwriting or loan documentation. Management believes that any liabilities that may result from such recourse provisions are not significant.

(11)	Commitments and Contingencies

At December 31, 2023, the aggregate maturities for time deposits were as follows:

Year ending December 31:
2024	$113,436
2025	18,453
2026	2,057
2027	1,288
2028	220
Thereafter	242

$135,696

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

Management believes, as of December 31, 2023, that the Bank met all capital adequacy requirements to which it is subject. As of December 31, 2023, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Bank must meet the minimum ratios as set forth below. As of the date hereof, there have been no conditions or events since that notification that management believes have changed the institution’s category.

The Bank had Tier I Leverage, Common Equity Tier 1, Tier I Risk-Based and Total Risk-Based capital above the “well capitalized” levels at December 31, 2023 and 2022, respectively, as set forth in the following table (calculated in accordance with the Basel III capital rules):

	The Bank
	2023		2022		Adequately Capitalized	Well Capitalized
	Capital	Ratio	Capital	Ratio	Ratio*	Ratio
Tier 1 Leverage Capital (to Average Assets)	$187,248	9.7%	$170,533	8.7%	4.0%	5.0%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	187,248	14.8%	170,533	14.7%	4.5%	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	187,248	14.8%	170,533	14.7%	6.0%	8.0%
Total Risk-Based Capital (to Risk-Weighted Assets)	203,096	16.0%	185,079	15.9%	8.0%	10.0%

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

Assets Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022.

December 31, 2023	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$87,182	$87,182	$—	$—
Securities of U.S. government agencies and corporations	115,079	—	115,079	—
Obligations of states and political subdivisions	51,677	—	51,677	—
Collateralized mortgage obligations	90,947	—	90,947	—
Mortgage-backed securities	227,472	—	227,472	—

Total investments at fair value	$572,357	$87,182	$485,175	$—

December 31, 2022	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$113,815	$113,815	$—	$—
Securities of U.S. government agencies and corporations	118,911	—	118,911	—
Obligations of states and political subdivisions	53,326	—	53,326	—
Collateralized mortgage obligations	95,350	—	95,350	—
Mortgage-backed securities	236,690	—	236,690	—

Total investments at fair value	$618,092	$113,815	$504,277	$—

Assets Recorded at Fair Value on a Non-recurring Basis

There were no assets measured at fair value on a non-recurring basis as of December 31, 2023 and 2022. There were no liabilities measured at fair value on a recurring or non-recurring basis at December 31, 2023 and 2022.

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

Disclosures about Fair Value of Financial Instruments

The following table summarizes fair value estimates for financial instruments for the years ended December 31, 2023 and 2022, excluding financial instruments recorded at fair value on a recurring basis (summarized in the first table in this note).

		2023		2022
	Level	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	1	$149,211	$149,211	$187,417	$187,417
Certificates of deposit	2	19,710	19,570	20,948	20,560
Stock in Federal Home Loan Bank and other equity securities, at cost	3	10,518	10,518	9,440	9,440
Loans receivable:
Net loans	3	1,052,465	958,077	970,138	929,163
Interest receivable	2	6,810	6,810	5,745	5,745
Mortgage servicing rights	3	1,482	2,094	1,650	2,101
Financial liabilities:
Time deposits	3	135,696	135,540	44,355	43,987
Interest payable	2	1,567	1,567	93	93

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

(14)	Outstanding Shares and Earnings Per Share

All income per share amounts have been adjusted to give retroactive effect to stock dividends and stock splits, including the 5% stock dividend declared on January 25, 2024, payable on March 25, 2024, to shareholders of record as of February 29, 2024.

Earnings Per Share

Basic and diluted earnings per share for the years ended December 31, were computed as follows:

	2023	2022
Basic earnings per share:
Net income	$21,554	$15,884

Weighted average common shares outstanding	15,185,852	15,089,635

Basic earnings per share	$1.42	$1.05

Diluted earnings per share:
Net income	$21,554	$15,884

Weighted average common shares outstanding	15,185,852	15,089,635

Effect of dilutive shares	143,633	165,789

Adjusted weighted average common shares outstanding	15,329,485	15,255,424

Diluted earnings per share	$1.41	$1.04

Options not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 471,209 shares and 460,395 shares for the years ended December 31, 2023 and 2022, respectively.  Restricted stock not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 35,592 shares and 69,616 shares for the years ended December 31, 2023 and 2022, respectively.

(15)	Stock Compensation Plans

The total number of shares authorized, number of shares outstanding, weighted average exercise prices, exercise prices and weighted average grant date fair value have been adjusted to give retroactive effect to stock dividends and stock splits, including the 5% stock dividend declared on January 25, 2024, payable on March 25, 2024 to shareholders of record as of February 29, 2024.

Under the Company’s 2016 Stock Incentive Plan (the “Plan”), the Company may grant option grants, stock appreciation rights, restricted stock, or stock units to an employee for an amount up to 50,000 total shares in any calendar year. With respect to awards granted to non-employee directors under the Plan during the term of the Plan, the total number of shares of common stock which may be issued upon exercise or settlement of such awards is 100,000 shares and no outside director may receive option grants, stock appreciation rights, restricted stock or stock units for more than 3,000 shares total in any calendar year. There are 938,775 shares authorized under the Plan. The Plan will terminate on March 15, 2026.

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

Stock option activity under the Plan during the year ended December 31, 2023, was as follows:

	Stock Options
	Number of shares	Weighted average exercise price
Balance at December 31, 2022	719,079	$8.01
Granted	—	—
Exercised	(76,276)	4.73
Cancelled/Forfeited	—	—

Balance at December 31, 2023	642,803	$8.40

The following table presents information on stock options for the year ended December 31, 2023:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Options exercised	76,276	$4.73	$305	—

Stock options outstanding and expected to vest:	642,803	$8.40	$368	4.69

Stock options vested and currently exercisable:	553,170	$8.26	$368	4.32

There were no options granted in 2023. The weighted average grant date fair value per share of options granted during the year ended December 31, 2022 was $2.11.

The intrinsic value of options exercised during the years ended December 31, was $305 in 2023 and $125 in 2022.  The fair value of awards vested during the years ended December 31 was $123 in 2023 and $142 in 2022.

At December 31, 2023, outstanding options had a weighted average exercise price of $8.40.

As of December 31, 2023, there was $98 of total unrecognized compensation related to non-vested stock options. This cost is expected to be recognized over a weighted average period of approximately 1.3 years.

For the years ended December 31, 2023 and 2022, there was $93 and $121, respectively, of recognized compensation related to stock options.

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

The following table shows our weighted average assumptions used in valuing stock options granted for the years ended December 31:

	2023	2022
Risk-Free Interest Rate	—	2.54%

Expected Dividend Yield	—	0.00%

Expected Life in Years	—	5.00

Expected Price Volatility	—	19.70%

There were no stock options granted during the year ended December 31, 2023.

In addition to stock options, the Company also grants restricted stock awards to directors, certain officers and employees. The restricted shares awarded become fully vested after four years of continued employment or service from the date of grant. Restricted shares are forfeited if officers and employees terminate prior to the lapsing of restrictions.

The following table presents information about non-vested restricted stock awards outstanding for the year ended December 31, 2023:

	Restricted Stock Awards
	Number of shares	Weighted average grant date fair value
Balance at December 31, 2022	260,839	$8.90
Granted	82,269	8.10
Vested	(55,360)	8.55
Cancelled/Forfeited	(13,439)	8.99

Balance at December 31, 2023	274,309	$8.71

The aggregate intrinsic value of restricted stock awards vested in calendar years 2023 and 2022, was $446 and $310, respectively.

The weighted average fair value per share of restricted stock awards granted during the years ended December 31, was $8.10 in 2023 and $8.87 in 2022.

As of December 31, 2023, there was $1,040 of total unrecognized compensation related to non-vested restricted stock awards. This cost is expected to be recognized over a weighted average period of approximately 2.3 years.

For the years ended December 31, 2023 and 2022, there was $701 and $514, respectively, of recognized compensation related to restricted stock awards.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”). Under the ESPP, the Company is authorized to issue to an eligible employee shares of common stock. There are 376,856 shares authorized under the ESPP, which include authorized but unissued shares under the 2006 Amended ESPP. The ESPP will expire on March 16, 2026.

The ESPP is implemented by participation periods of not more than twenty-seven months each. The Board of Directors determines the commencement date and duration of each participation period. An eligible employee is one who has been continually employed for at least ninety (90) days prior to commencement of a participation period. Under the terms of the ESPP, employees can choose to have up to 10 percent of their compensation withheld to purchase the Company’s common stock each participation period. The purchase price of the stock is 85 percent  of the lower of the fair value on the last trading day before the Date of Participation or the fair value on the last trading day during the participation period. Approximately 38 percent of eligible employees are participating in the ESPP in the current participation period, which began November 24, 2023 and will end November 23, 2024.

Under the ESPP, at the annual stock purchase date of November 23, 2023, there were $96 in contributions, and 15,034 shares were purchased at a price of $6.36. For the year ended December 31, 2023 and 2022, there was $26 and $20, respectively, of recognized compensation related to ESPP issuances. Compensation cost is reported in salaries and employee benefits expense in the consolidated statements of income.

The total number of shares authorized, number of shares purchased and stock price have been adjusted to give retroactive effect to stock dividends and stock splits, including the 5% stock dividend declared on January 25, 2024, payable March 25, 2024, to shareholders of record as of February 29, 2024.

(16)	Profit Sharing Plan

The Bank maintains a profit sharing plan for the benefit of its employees. Employees who have completed 1,000 hours of service and are actively employed on the last day of the plan year are eligible. Under the terms of this plan, a portion of the Bank’s profits, as determined by the Board of Directors, will be set aside and maintained in a trust fund for the benefit of qualified employees. Contributions to the plan, included in salaries and employee benefits in the consolidated statements of income, were $3,240 and $2,387 in 2023 and 2022, respectively. The profit sharing plan also has a 401(k) feature that allows employees to contribute to the profit sharing plan, even if they are not eligible for a contribution from the Bank. An employee is eligible to make contributions through the 401(k) feature on the 1st of the month following 90 days of employment.

(17)	Supplemental Compensation Plans

EXECUTIVE RETIREMENT PLAN

Pension Benefit Plans

The Company and the Bank maintain an unfunded non-contributory defined benefit pension plan (“Salary Continuation Plan”) and related split dollar plan for a select group of highly compensated employees. The Salary Continuation Plan provides defined annual benefit levels between $50 and $100 depending on responsibilities at the Bank. The retirement benefits are paid for 10 years following retirement at age 65. Reduced retirement benefits are available after age 55 and 10 years of service. There are currently two active and two retired participants in the Salary Continuation Plan.

Eligibility to participate in the Salary Continuation Plan is limited to a select group of management or highly compensated employees of the Bank that are designated by the Board.

Additionally, the Company and the Bank adopted a supplemental executive retirement plan (“SERP”) in 2006. The SERP is intended to integrate the various forms of retirement payments offered to executives. There are currently two active and two retired participants in the SERP.

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

The following table sets forth the status of the Salary Continuation Plan and SERP as of December 31, 2023 and December 31, 2022:

	2023	2022
Change in benefit obligation
Benefit obligation at beginning of year	$5,339	$6,581
Service cost	158	278
Interest cost	263	175
Plan gain	(336)	(1,423)
Benefits paid	(445)	(272)
Benefit obligation at end of year	$4,979	$5,339

Change in plan assets
Employer contribution	$445	$272
Benefits paid	(445)	(272)
Fair value of plan assets at end of year	$—	$—

Reconciliation of funded status
Funded status	$(4,979)	$(5,339)
Unrecognized net plan loss	69	406
Unrecognized prior service cost	31	32
Net amount recognized	$(4,879)	$(4,901)

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability	$(4,979)	$(5,339)
Accumulated other comprehensive loss	100	438
Net amount recognized	$(4,879)	$(4,901)

The Company expects to recognize approximately $2 of the unrecognized net actuarial loss and prior service cost as a component of net periodic benefit cost in 2024.

	For the Year ended December 31,
	2023	2022
Components of net periodic benefit cost
Service cost	$158	$278
Interest cost	263	175
Amortization of prior service cost	2	2
Recognized actuarial loss	—	130
Net periodic benefit cost	423	585

Additional Information
Minimum benefit obligation at year end	$4,979	$5,339
Decrease in minimum liability included in other comprehensive loss	$(338)	$(1,555)

Assumptions used to determine benefit obligations at December 31	2023	2022
Discount rate used to determine net periodic benefit cost for years ended December 31	5.00%	2.60%

Discount rate used to determine benefit obligations at December 31	5.30%	5.00%

Future salary increases	5.60%	5.75%

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

Cash Flows

Contributions and Estimated Benefit Payments

For unfunded plans, contributions to the Salary Continuation Plan are the benefit payments made to participants. The Bank paid $445 in benefit payments during fiscal 2023. The following benefit payments, which reflect expected future service, are expected to be paid in future fiscal years:

Year ending December 31,	Pension Benefits
2024	$479
2025	518
2026	346
2027	296
2028	296
2029-2033	1,480

Disclosure of settlements and curtailments:

There were no events during fiscal 2023 that would constitute a curtailment or settlement.

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

The following table sets forth the status of the Directors’ Retirement Plan as of December 31, 2023 and December 31, 2022:

	2023	2022
Change in benefit obligation
Benefit obligation at beginning of year	$560	$710
Service cost	—	—
Interest cost	24	14
Plan gain	(100)	(94)
Benefits paid	(60)	(70)
Benefit obligation at end of year	$424	$560

Change in plan assets
Employer contribution	$60	$70
Benefits paid	(60)	(70)
Fair value of plan assets at end of year	$—	$—

Reconciliation of funded status
Funded status	$(424)	$(560)
Unrecognized net plan gain	(172)	(76)
Net amount recognized	$(596)	$(636)

Amounts recognized in the statement of financial position consist of:
Accrued benefit liability	$(424)	$(560)
Accumulated other comprehensive gain	(172)	(76)
Net amount recognized	$(596)	$(636)

	For the Year Ended December 31,
	2023	2022
Components of net periodic benefit cost
Service cost	$—	$—
Interest cost	24	14
Recognized actuarial gain	(4)	—
Net periodic benefit cost	20	14

Additional Information
Minimum benefit obligation at year end	$424	$560
Decrease in minimum liability included in other comprehensive loss	$(96)	$(94)

Assumptions used to determine benefit obligations at December 31	2023	2022
Discount rate used to determine net periodic benefit cost for years ended December 31	4.60%	2.10%

Discount rate used to determine benefit obligations at December 31	5.00%	4.60%

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

Cash Flows

Contributions and Estimated Benefit Payments

For unfunded plans, contributions to the Directors’ Retirement Plan are the benefit payments made to participants. The Bank paid $60 in benefit payments during fiscal year 2023. The following benefit payments, which reflect expected future service, are expected to be paid in future fiscal years:

Year ending December 31,	Pension Benefits
2024	$45
2025	50
2026	45
2027	31
2028	20
2029-2033	219

Disclosure of settlements and curtailments:

There were no events during fiscal year 2023 that would constitute a curtailment or settlement.

EXECUTIVE ELECTIVE DEFERRED COMPENSATION PLAN — 2001 EXECUTIVE DEFERRAL PLAN

On July 19, 2001, the Bank approved a revised Executive Elective Deferred Compensation Plan (“2001 Executive Deferral Plan”) for certain officers to provide them the ability to make elective deferrals of compensation due to tax law limitations on benefit levels under qualified plans. Deferred amounts earn interest at an annual rate determined by the Bank’s Board. The 2001 Executive Deferral Plan is a non-qualified plan funded with bank owned life insurance policies taken on the lives of the participating officers. During the year ended December 31, 2001, the Bank purchased insurance making a single-premium payment aggregating $1,125, which is reported in other assets on the Consolidated Balance Sheets. The Bank is the beneficiary and owner of the policies. The cash surrender value of the related insurance policies as of December 31, 2023 and 2022 totaled $2,892 and $2,820, respectively. The net decrease in accrued liability for the 2001 Executive Deferral Plan totaled $58 and $28 for the years ended December 31, 2023 and 2022, respectively. The net decrease was due to payments totaling $65 and $35 for the years ended December 31, 2023 and 2022, respectively, which was partially offset by interest accrued totaling $7 during each of the years ended December 31, 2023 and 2022. Interest expense for the 2001 Executive Deferral Plan totaled $7 for each of the years ended December 31, 2023 and 2022.

DIRECTOR ELECTIVE DEFERRED FEE PLAN — 2001 DIRECTOR DEFERRAL PLAN

On July 19, 2001, the Bank approved a Director Elective Deferred Fee Plan (“2001 Director Deferral Plan”) for directors to provide them the ability to make elective deferrals of director’s fees. Deferred amounts earn interest at an annual rate determined by the Bank’s Board. The 2001 Director Deferral Plan is a non-qualified plan funded with bank owned life insurance policies taken on the lives of the participating directors. The Bank is the beneficiary and owner of the policies. The cash surrender value of the related insurance policies as of December 31, 2023 and 2022 totaled $162 and $157, respectively. The net decrease in accrued liability for the 2001 Director Deferral Plan totaled $4 for each of the years ended December 31, 2023 and 2022. The net decrease was due to payments totaling $5 for each of the years ended December 31, 2023 and 2022, which was partially offset by interest accrued totaling $1 for each of the years ended December 31, 2023 and 2022. Interest expense for the 2001 Director Deferral Plan totaled $1 for each of the years ended December 31, 2023 and 2022.

(18)	Income Taxes

The provision for income tax expense consisted of the following for the years ended December 31:

	2023	2022
Current:
Federal	$5,349	$4,141
State	3,147	2,328

	8,496	6,469
Deferred:
Federal	(400)	(599)
State	(4)	(88)

	(404)	(687)

	$8,092	$5,782

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2023 and 2022, consisted of:

	2023	2022
Deferred tax assets:
Allowance for credit losses	$5,246	$4,580
Deferred compensation	64	82
Retirement compensation	1,617	1,635
Stock option compensation	453	379
Postretirement benefits	—	107
Current state franchise taxes	657	490
Non-accrual interest	333	416
Sale-leaseback	—	2
Lease liability	1,349	1,590
Investment securities unrealized loss	14,178	19,419
Other	281	392

Deferred tax assets	24,178	29,092

Deferred tax liabilities:
Fixed assets depreciation	970	1,183
FHLB dividends	184	184
Tax credit – loss on pass-through	489	422
Deferred loan costs	940	1,024
Mortgage servicing rights	383	378
Right of Use Asset	1,204	1,450
Postretirement benefits	21	—
Other	393	276

Total deferred tax liabilities	4,584	4,917

Net deferred tax assets (see Note 7)	$19,594	$24,175

Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets are deductible, management believed it is more-likely-than-not the Company will realize the benefits of these deductible differences.

At December 31, 2023, the Company had no state net operating loss carry forwards and no federal tax credit carry forwards.

A reconciliation of income taxes computed at the federal statutory rate and the provision for income taxes for the years ended December 31, is as follows:

	2023	2022
Federal statutory income tax rate	21.0%	21.0%

Increase (decrease) in tax rate due to:
State franchise tax, net of federal benefit	8.4%	8.2%
Reduction for tax exempt interest	(1.2)%	(1.7)%
Cash surrender value of life insurance	(0.4)%	(1.0)%
Other	(0.5)%	0.2%

Effective income tax rate	27.3%	26.7%

Accounting for Uncertainty in Income Taxes

The Company had no unrecognized tax benefits for the years ended December 31, 2023 and 2022.  The Company recognized no changes in unrecognized tax benefits during 2023 and 2022, due to the expiration of a statute of limitations.  The Company had no significant uncertain tax positions as of December 31, 2023 and December 31, 2022.  The Company does not currently anticipate any significant increase or decrease in unrecognized tax benefits during 2024.

The Company classifies interest and penalties as a component of the provision for income taxes. At December 31, 2023, there were no unrecognized interest and penalties. The tax years ended December 31, 2022, 2021, and 2020 remain subject to examination by the Internal Revenue Service. The tax years ended December 31, 2022, 2021, 2020, and 2019 remain subject to examination by the California Franchise Tax Board. The deductibility of these tax positions will be determined through examination by the appropriate tax authorities or the expiration of the tax statute of limitations.

(19)	Accumulated Other Comprehensive Income/(Loss)

The following table details activity in accumulated other comprehensive income/(loss) for the year ended December 31, 2023.

	Unrealized Gains (Losses) on Securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of December 31, 2022	$(46,273)	$(308)	$53	$(46,528)
Current period other comprehensive income, net of tax	12,495	238	68	12,801
Balance as of December 31, 2023	$(33,778)	$(70)	$121	$(33,727)

The following table details activity in accumulated other comprehensive income/(loss) for the year ended December 31, 2022.

	Unrealized Gains (Losses) on Securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of December 31, 2021	$(2,764)	$(1,420)	$(13)	$(4,197)
Current period other comprehensive income (loss), net of tax	(43,509)	1,112	66	(42,331)
Balance as of December 31, 2022	$(46,273)	$(308)	$53	$(46,528)

(20)	Supplemental Consolidated Statements of Cash Flows Information

Supplemental disclosures to the Consolidated Statements of Cash Flows for the years ended December 31, are as follows:

	2023	2022
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$6,110	$1,135
Income taxes	8,500	4,660

Supplemental disclosure of non-cash investing and financing activities:
Stock dividend distributed	5,652	6,992
Fair value adjustment of securities available for sale, net of tax of $5,240 and (18,304) for the years ended December 31, 2023 and 2022, respectively	12,495	(43,509)
Recognition of right-of-use assets obtained in exchange for operating lease liabilities	245	869
Market value of shares tendered in-lieu of cash to pay for exercise of options	361	65

Non-cash assets acquired (liabilities assumed) in acquisition:
Total assets acquired	12,612	—
Total liabilities assumed	(115,916)	—

(21)	Parent Company Financial Information

This information should be read in conjunction with the other notes to the consolidated financial statements. The following presents summary balance sheets and summary statements of income and cash flows information for the years ended December 31:

Balance Sheets	2023	2022
Assets
Cash	$1,359	$1,034
Investment in wholly-owned subsidiary	157,662	124,006
Interest receivable and other assets	224	—

Total assets	$159,245	$125,040
Liabilities and stockholders’ equity
Liabilities	—	—
Stockholders’ equity	159,245	125,040

Total liabilities and stockholders’ equity	$159,245	$125,040

Statements of Income	2023	2022
Other operating expenses	(308)	(303)
Income tax benefit	91	90
Loss before undistributed earnings of subsidiary	(217)	(213)
Equity in undistributed earnings of subsidiary	21,771	16,097

Net income	$21,554	$15,884

Statements of Cash Flows	2023	2022
Net income	$21,554	$15,884
Adjustments to reconcile net income to net cash provided by operating activities
Stock-based compensation	820	655
Increase in interest receivable and other assets	(224)	—
Equity in undistributed earnings of subsidiary	(21,771)	(16,097)

Net cash provided by operating activities	379	442

Cash flows from financing activities:
Common stock issued	96	116
Stock repurchases	(143)	(187)
Cash dividends paid in lieu of fractional shares	(7)	(8)

Net cash provided by financing activities	(54)	(79)

Net change in cash	325	363

Cash at beginning of year	1,034	671

Cash at end of year	$1,359	$1,034

(22)	Related Party Transactions

The Bank, in the ordinary course of business, has loan and deposit transactions with directors and executive officers. In management’s opinion, these transactions were on substantially the same terms as comparable transactions with other customers of the Bank. The amount of such deposits totaled approximately $4,058 and $5,740 at December 31, 2023 and 2022, respectively.

The following is an analysis of the activity of loans to executive officers and directors for the years ended December 31:

	2023	2022
Outstanding balance, beginning of year	$2,583	$3,352
Credit granted	25	1,660
Repayments / Reductions	(186)	(2,429)

Outstanding balance, end of year	$2,422	$2,583

(23)	Business Combinations

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

In accordance with ASC 805, Business Combinations, the Company recorded a bargain purchase gain of $1,405 and $4,970 of core deposit intangibles on the acquisition date. The core deposit intangible will be amortized using the sum of the year’s digits method over the expected life of 10 years with no significant residual value. For tax purposes, acquisition accounting adjustments including the core deposit intangible are all non-taxable and/or non-deductible. Acquisition related costs of approximately $250 and $331 are included in the income statement for the years ended December 31, 2023 and 2022, respectively.

The Company recorded the fair values based on the valuations available as of reporting date. In accordance with business combination accounting guidance, we evaluated these fair values for up to one year following the acquisition date of January 20, 2023. The valuations below were final one year following the acquisition date.

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

The Company recorded a core deposit intangible of $4,970 at acquisition. A core deposit intangible refers to the intangible asset that represents the cost savings derived from available core deposits to an alternative funding source. The fair value of the core deposit intangible was calculated using a net cost savings method based on the present value of the estimated net cost savings attributable to the core deposit base over the expected remaining life of the deposits (plus the present value of the tax amortization benefit). The cost savings derived from the core deposit balance was calculated as the difference between the prevailing alternative cost of funds and the estimated cost of the core deposits.

The Company assumed net liabilities, at fair value, of $102,020 at acquisition in exchange for cash consideration received of $103,425. Under accounting guidance, a bargain purchase gain results if the fair value of consideration received is more than the fair value of the liabilities assumed. Because the cash consideration received exceeded the fair value of liabilities assumed, the Company recorded a bargain purchase gain of $1,405 related to the branch acquisitions during the first quarter of 2023. The bargain purchase gain is separately reported as a component of non-interest income in our Condensed Consolidated Statements of Income for the year ended December 31, 2023.

We believe that we were able to negotiate a bargain purchase price primarily as a result of Columbia State Bank being required to divest of certain branches (along with the associated deposits and loans) for competitive reasons in accordance with a Letter of Agreement between Columbia State Bank, Umpqua and the Department of Justice Antitrust Division. This agreement was reached in conjunction with the Department of Justice’s required approval of the merger of Columbia State Bank and Umpqua. The required divestiture, in conjunction with the rural location of the branches acquired, allowed the Company to negotiate a favorable purchase price that, when combined with changes in market conditions between the date of agreement and the closing date, resulted in the recognition of the bargain purchase gain. The Company completed the required reassessment prior to concluding recognition of a bargain purchase was appropriate.

The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on January 1, 2022 (in thousands):

	Year ended December 31, 2023	Year ended December 31, 2022
Summarized proforma income statement data:
Net interest income	$66,777	$56,319
Provision for credit losses	1,100	900
Non-interest income	7,884	7,629
Non-interest expense	43,809	41,697
Income before taxes	29,752	21,351
Provision for income taxes	8,121	5,698
Net income	$21,631	$15,653
Basic earnings per share	$1.42	$1.04
Diluted earnings per share	$1.41	$1.03

It is impractical to separately provide information regarding the revenue and earnings of the acquired branches included in the Company’s condensed consolidated statements of income from the January 20, 2023 acquisition date to December 31, 2023 because the operations of the acquired branches were substantially commingled with the operations of the Company as of the system conversion date of January 20, 2023.

ITEM 9 –	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A –	CONTROLS AND PROCEDURES

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

During the quarter ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

ITEM 9C –	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 –	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information called for by this item with respect to director and executive officer information is incorporated by reference herein from the sections of the Company’s proxy statement for its 2024 Annual Meeting of Shareholders entitled “Executive Officers,” “Security Ownership of Certain Beneficial Owners and Management,” “Executive Compensation” “Report of Audit Committee,” and “Nomination and Election of Directors.”  Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act.  To the extent disclosure for delinquent reports is being made, it can be found in, and is incorporated herein by reference to, the section of the Company’s proxy statement for its 2024 Annual Meeting of Shareholders entitled “Delinquent Section 16(a) Reports”.

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

The Company’s website address is www.thatsmybank.com.

ITEM 11 –	EXECUTIVE COMPENSATION

The information called for by this item is incorporated by reference herein from the sections of the Company’s proxy statement for its 2024 Annual Meeting of Shareholders entitled “Nomination and Election of Directors,” “Transactions with Related Persons,” “Director Compensation,” and “Executive Compensation.”

ITEM 12 –	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning ownership of the equity stock of the Company by certain beneficial owners and management is incorporated herein by reference from the sections of the Company’s proxy statement for the 2024 Annual Meeting of Shareholders entitled “Security Ownership of Certain Beneficial Owners and Management” and “Nomination and Election of Directors.”

Stock Purchase Equity Compensation Plan Information

The following table shows the Company’s equity compensation plans approved by security holders.  The table also indicates the number of securities to be issued upon exercise of outstanding options, weighted-average exercise price of outstanding options, non-vested restricted stock and the number of securities remaining available for future issuance under the Company’s equity compensation plans as of December 31, 2023.  All amounts have been adjusted to give retroactive effect to stock dividends and stock splits, including the 5% stock dividend declared on January 25, 2024, payable on March 25, 2024 to shareholders of record as of February 29, 2024.  The plans included in this table are the Company’s 2006 Stock Incentive Plan and 2016 Stock Incentive Plan.  See “Stock Compensation Plans” in Note 15 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities to be issued upon vesting of restricted stock	Weighted- average grant date fair value of restricted stock	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	642,803	$8.40	274,309	$8.71	455,645
Equity compensation plans not approved by security holders	—	—	—	—	—
Total	642,803	$8.40	274,309	$8.71	455,645

ITEM 13 –	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by this item is incorporated herein by reference from the sections of the Company’s proxy statement for its 2024 Annual Meeting of Shareholders entitled “Director Independence” and “Transactions with Related Persons.”

ITEM 14 –	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this item is incorporated herein by reference from the section of the Company’s proxy statement for its 2024 Annual Meeting of Shareholders entitled “Audit and Non-Audit Fees.”

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

(a)(3) Exhibits:

The following is a list of all exhibits filed as part of this Annual Report on Form 10-K:

Exhibit
Exhibit Number

3.01	Amended Articles of Incorporation of the Company – incorporated herein by reference to Exhibit 3.01 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023

3.2	Amended and Restated Bylaws of the Company (as amended) – incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated January 27, 2022

4.1	Description of the Registrant’s Common Stock – incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report for the year ended December 31, 2019

10.1	First Northern Community Bancorp 2000 Stock Option Plan – incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 dated May 25, 2000*

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

10.26
Amended and Restated Executive Deferral Plan of First Northern Bank effective July 20, 2017 – incorporated herein by reference to Exhibit 10.26 of the Company’s Quarterly Report on Form 10-Q for the quarter-ended September 30, 2017*

10.27
Executive Retirement/Retention Participation Agreement for Joe Danelson, Executive Vice President and Chief Credit Officer – incorporated herein by reference to Exhibit 10.27 of the Company’s Quarterly Report on Form 10-Q for the quarter-ended September 30, 2017*

10.28
Executive Retirement/Retention Participation Agreement for Jeremiah Z. Smith – incorporated herein by reference to Exhibit 10.28 of the Company’s Quarterly Report on Form 10-Q for the quarter-ended September 30, 2017*

10.29
Form of Supplemental Executive Retirement Plan Agreement between First Northern Bank of Dixon and Jeremiah Z. Smith – incorporated herein by reference to Exhibit 10.29 of the Company’s Quarterly Report on Form 10-Q for the quarter-ended March 31, 2018*

10.30
Form of Supplemental Executive Retirement Plan Agreement between First Northern Bank of Dixon and Kevin Spink, Executive Vice President and Chief Financial Officer.– incorporated herein by reference to Exhibit 10.30 of the Company’s Quarterly Report on Form 10-Q for the quarter-ended March 31, 2018*

10.31
Change of Control Agreement between First Northern Bank of Dixon and Joe Danelson, Executive Vice President and Chief Credit Officer.– incorporated herein by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q for the quarter-ended March 31, 2018*

10.32
Change of Control Agreement between First Northern Bank of Dixon and Jeffrey Adamski, Executive Vice President and Senior Loan Officer.– incorporated herein by reference to Exhibit 10.32 of the Company’s Quarterly Report on Form 10-Q for the quarter-ended March 31, 2018*

10.33
Executive Retirement/Retention Participation Agreement for Jeffrey Adamski, Executive Vice President and Senior Loan Officer.– incorporated herein by reference to Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q for the quarter-ended March 31, 2018*

10.34
Amended Form of Salary Continuation Agreement between First Northern Bank of Dixon and Bruce Orris, Executive Vice President and Chief Information Officer.– incorporated herein by reference to Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q for the quarter-ended March 31, 2018*

10.35
Change of Control Agreement between First Northern Bank of Dixon and Denise Burris, Executive Vice President and Chief Information Officer - incorporated herein by reference to Exhibit 10.36 of the Company’s Quarterly Report on Form 10-Q for the quarter-ended June 30, 2021*

10.36
Executive Retirement/Retention Participation Agreement for Denise Burris, Executive Vice President and Chief Information Officer - incorporated herein by reference to Exhibit 10.37 of the Company’s Quarterly Report on Form 10-Q for the quarter-ended June 30, 2021*

10.37
Employment Agreement for Jeremiah Z. Smith, President and Chief Executive Officer, entered into between First Northern Bank of Dixon and Mr. Smith as of January 1, 2023 - incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K/A dated December 26, 2022*

10.38
First Amendment to Executive Retirement/Retention Participation Agreement for Jeremiah Z. Smith, President and Chief Executive Officer, effective January 1, 2023 - incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K/A dated December 26, 2022*

10.39
First Amendment to the Participation Agreement of the Supplemental Executive Retirement Plan for Jeremiah Z. Smith, President and Chief Executive Officer, effective January 1, 2023 - incorporated herein by reference to Exhibit 10.3 of the Company’s Form 8-K/A dated December 26, 2022*

10.40	Employment Agreement for Kevin Spink, Executive Vice President and Chief Financial Officer, between First Northern Bank of Dixon and Mr. Spink dated as of February 27, 2024 - provided herewith

10.41	Supplemental Executive Retirement Plan 2006 - provided herewith

10.42	Supplemental Executive Retirement Plan First Amendment 2009 - provided herewith

10.43	Supplemental Executive Retirement Plan Second Amendment 2022 - provided herewith

21.1	Subsidiary of the Company – provided herewith

23.1	Consent of independent registered public accounting firm – provided herewith

31.1	Rule 13(a) – 14(a) / 15(d) –14(a) Certification of the Company’s Chief Executive Officer – provided herewith

31.2	Rule 13(a) – 14(a) / 15(d) –14(a) Certification of the Company’s Chief Financial Officer – provided herewith

32.1**	Section 1350 Certification of the Chief Executive Officer – provided herewith

32.2**	Section 1350 Certification of the Chief Financial Officer – provided herewith

101
Pursuant to Rule 405 of Regulation S-T, the following financial information from the Registrant’s Annual Report on Form 10-K for the twelve months ended December 31, 2023, is formatted in XBRL interactive data files: (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statement of Comprehensive Income; (iv) Consolidated Statements of Stockholders’ Equity; (v) Consolidated Statements of Cash Flows; and (vi) Notes to Consolidated Financial Statements.

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

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 8, 2024.

FIRST NORTHERN COMMUNITY BANCORP

By:	/s/ Jeremiah Z. Smith

Jeremiah Z. Smith
President/Chief Executive Officer/Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeremiah Z. Smith	President/Chief Executive Officer/Director	March 8, 2024
Jeremiah Z. Smith	(Principal Executive Officer)

/s/ Kevin Spink	Executive Vice President/Chief Financial Officer	March 8, 2024
Kevin Spink	(Principal Financial Officer and Principal Accounting Officer)

/s/ PATRICK R. BRADY	Director and Chairman of the Board	March 8, 2024
Patrick R. Brady

/s/ JOHN M. CARBAHAL	Director and Vice Chairman of the Board	March 8, 2024
John M. Carbahal

/s/ GREGORY DUPRATT	Director	March 8, 2024
Gregory DuPratt

/s/ BARBARA HAYES	Director	March 8, 2024
Barbara Hayes

/s/ RICHARD M. MARTINEZ	Director	March 8, 2024
Richard M. Martinez

/s/ FOY S. MCNAUGHTON	Director	March 8, 2024
Foy S. McNaughton

/s/ SEAN P. QUINN	Director	March 8, 2024
Sean P. Quinn

/s/ DANIEL F. RAMOS	Director	March 8, 2024
Daniel F. Ramos

/s/ MARK C. SCHULZE	Director	March 8, 2024
Mark C. Schulze

/s/ LOUISE A. WALKER	Director	March 8, 2024
Louise A. Walker