Form 10-Q
period 2024-03-31
FIRST NORTHERN COMMUNITY BANCORP
filed 2024-05-09
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2024

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

The number of shares of Common Stock outstanding as of May 6, 2024 was 15,529,531.

FIRST NORTHERN COMMUNITY BANCORP

Index
PART I – FINANCIAL INFORMATION

FIRST NORTHERN COMMUNITY BANCORP

ITEM I.    – FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)	March 31, 2024	December 31, 2023

Assets

Cash and cash equivalents	$186,909	$149,211
Certificates of deposit	18,185	19,710
Investment securities – available-for-sale, at estimated fair value, net of allowance for credit losses of $0; amortized cost of $608,472 at March 31, 2024 and $620,314 at December 31, 2023	558,441	572,357
Loans, net of allowance for credit losses of $16,246 at March 31, 2024 and $16,596 at December 31, 2023	1,047,296	1,052,465
Stock in Federal Home Loan Bank and other equity securities, at cost	10,518	10,518
Premises and equipment, net	9,694	9,962
Core deposit intangible	3,931	4,141
Interest receivable and other assets	52,150	53,468

Total Assets	$1,887,124	$1,871,832

Liabilities and Stockholders’ Equity

Liabilities:

Demand deposits	$736,794	$744,799
Interest-bearing transaction deposits	372,762	380,477
Savings and MMDA’s	443,201	431,472
Time, $250,000 or less	127,009	109,373
Time, over $250,000	29,106	26,323
Total deposits	1,708,872	1,692,444

Interest payable and other liabilities	15,903	20,143

Total Liabilities	1,724,775	1,712,587

Commitments and contingencies (Note 7)

Stockholders’ Equity:
Common stock, no par value; 32,000,000 shares authorized; 15,550,731 shares issued and outstanding at March 31, 2024 and 15,482,332 shares issued and outstanding at December 31, 2023	123,856	123,235
Additional paid-in capital	977	977
Retained earnings	72,704	68,760
Accumulated other comprehensive loss, net	(35,188)	(33,727)
Total Stockholders’ Equity	162,349	159,245

Total Liabilities and Stockholders’ Equity	$1,887,124	$1,871,832

See notes to unaudited condensed consolidated financial statements.

Index
FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)	Three months ended March 31, 2024	Three months ended March 31, 2023
Interest and dividend income:
Loans	$13,475	$11,377
Due from banks interest bearing accounts	1,715	2,400
Investment securities
Taxable	2,845	2,683
Non-taxable	252	273
Other earning assets	256	178
Total interest and dividend income	18,543	16,911
Interest expense:
Deposits	3,181	930
Total interest expense	3,181	930
Net interest income	15,362	15,981
Reversal of provision for credit losses	(300)	—
Net interest income after reversal of provision for credit losses	15,662	15,981
Non-interest income:
Service charges on deposit accounts	428	412
Gains on sales of loans held-for-sale	—	18
Investment and brokerage services income	139	121
Mortgage brokerage income	9	10
Loan servicing income	67	64
Debit card income	659	654
(Losses) gains on sales/calls of available-for-sale securities	(42)	2
Gain on bargain purchase	—	1,405
Other income	247	187
Total non-interest income	1,507	2,873
Non-interest expenses:
Salaries and employee benefits	6,671	6,805
Occupancy and equipment	1,127	1,017
Data processing	1,020	1,019
Stationery and supplies	60	100
Advertising	108	146
Directors’ fees	69	66
Amortization of core deposit intangible	210	151
Other expense	1,962	1,980
Total non-interest expenses	11,227	11,284
Income before provision for income taxes	5,942	7,570
Provision for income taxes	1,666	2,081

Net income	$4,276	$5,489

Basic earnings per common share	$0.28	$0.36
Diluted earnings per common share	$0.28	$0.36

See notes to unaudited condensed consolidated financial statements.

Index
FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/LOSS (UNAUDITED)

(in thousands)	Three months ended March 31, 2024	Three months ended March 31, 2023
Net income	$4,276	$5,489
Other comprehensive (losses) gains, net of tax:
Unrealized holding gains (losses) on securities:
Unrealized holding (losses) gains arising during the period, net of tax effect of $(625) and $2,522 for the three-month periods ended March 31, 2024 and March 31, 2023, respectively	(1,491)	6,014
Less: reclassification adjustment due to (losses) gains realized on sales of securities, net of tax effect of $12 and $(1) for the three-month periods ended March 31, 2024 and March 31, 2023, respectively	30	(1)
Other comprehensive (loss) income	$(1,461)	$6,013
Comprehensive income	$2,815	$11,502

See notes to unaudited condensed consolidated financial statements.

Index
FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Earnings	Income (Loss)	Total

Balance at December 31, 2022	14,652,584	$116,099	$977	$54,492	$(46,528)	$125,040
Cumulative change from adoption of ASU 2016-13 on January 1, 2023				(916)		(916)
Balance at January 1, 2023 (as adjusted for change in accounting principle)	14,652,584	116,099	977	53,576	(46,528)	124,124
Net income				5,489		5,489
Other comprehensive income, net of tax					6,013	6,013
Stock dividend adjustment	3,525	296		(296)		—
Cash in lieu of fractional shares	(164)			(7)		(7)
Stock-based compensation		192				192
Common shares issued related to restricted stock grants	72,242	—				—
Stock options exercised, net of swapped shares	11,000	—				—
Stock repurchase and retirement	(3,580)	(26)				(26)
Balance at March 31, 2023	14,735,607	$116,561	$977	$58,762	$(40,515)	$135,785

Balance at December 31, 2023	15,482,332	$123,235	$977	$68,760	$(33,727)	$159,245
Net income				4,276		4,276
Other comprehensive loss, net of tax					(1,461)	(1,461)
Stock dividend adjustment	2,671	325		(325)		—
Cash in lieu of fractional shares	(148)			(7)		(7)
Stock-based compensation		296				296
Common shares issued related to restricted stock grants, net of restricted stock reversals	57,489	—				—
Stock options exercised, net of swapped shares	8,387	—				—
Balance at March 31, 2024	15,550,731	$123,856	$977	$72,704	$(35,188)	$162,349

See notes to unaudited condensed consolidated financial statements.

Index
FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	(in thousands)
	Three months ended March 31, 2024	Three months ended March 31, 2023
Cash Flows From Operating Activities
Net income	$4,276	$5,489
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	268	230
Accretion and amortization of investment securities premiums and discounts, net	291	612
(Decrease) increase in deferred loan origination fees and costs, net	(123)	424
Amortization of core deposit intangible	210	151
Reversal of provision for credit losses	(300)	—
Stock-based compensation	296	192
Loss (gain) on sales/calls of available-for-sale securities	42	(2)
Amortization of operating lease right-of-use asset	273	268
Gain on sales of loans held-for-sale	—	(18)
Proceeds from sales of loans held-for-sale	670	420
Originations of loans held-for-sale	(670)	(817)
Gain on bargain purchase	—	(1,405)
Changes in assets and liabilities:
Decrease in interest receivable and other assets	1,658	2,755
Net decrease in interest payable and other liabilities	(4,240)	(3,263)
Net cash provided by operating activities	2,651	5,036

Cash Flows From Investing Activities
Proceeds from calls or maturities of available-for-sale securities	16,240	8,750
Proceeds from sales of available-for-sale securities	971	7,201
Principal repayments on available-for-sale securities	16,810	17,317
Purchase of available-for-sale securities	(22,512)	(31,047)
Proceeds from maturities of certificates of deposit	2,465	980
Purchase of certificates of deposit	(940)	(1,727)
Net decrease (increase) in loans	5,592	(495)
Purchases of premises and equipment	—	(285)
Cash and cash equivalents acquired in acquisition	—	103,425
Net cash provided by investing activities	18,626	104,119

Cash Flows From Financing Activities
Net increase (decrease) in deposits	16,428	(90,429)
Cash dividends paid in lieu of fractional shares	(7)	(7)
Repurchases and retirements of common stock	—	(26)
Net cash provided by (used in) financing activities	16,421	(90,462)

Net increase in Cash and Cash Equivalents	37,698	18,693
Cash and Cash Equivalents, beginning of period	149,211	187,417
Cash and Cash Equivalents, end of period	$186,909	$206,110

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$2,978	$870
Income taxes	4,270	—
Supplemental disclosures of non-cash investing and financing activities:
Stock dividend distributed	6,392	5,652
Unrealized holding (losses) gains on available for sale securities, net of taxes	(1,461)	6,013
Market value of shares tendered in-lieu of cash to pay for exercise of options	93	81
Recognition of right-of-use assets obtained in exchange for operating lease liabilities	—	245
Non-cash assets acquired (liabilities assumed) in acquisition:
Total assets acquired	—	12,612
Total liabilities assumed	—	(115,916)

See notes to unaudited condensed consolidated financial statements.

Index
FIRST NORTHERN COMMUNITY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of First Northern Community Bancorp (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Articles 9 and 10 of Regulation S-X.  Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included.  The results of operations for any interim period are not necessarily indicative of results expected for the full year.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the Securities and Exchange Commission.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenue and expense during the reporting period.  Actual results could differ from those estimates.  All material intercompany balances and transactions have been eliminated in consolidation.

2.	ACCOUNTING POLICIES

The most significant accounting policies followed by the Company are presented in Note 1 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

Accounting Standards Adopted in 2024

On January 1, 2024, the Company adopted Accounting Standards Updated (ASU) 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.  These amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value.   Adoption of ASU 2022-03 did not have a material impact on the Company’s consolidated financial statements.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.  The amendments in this ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.  Early adoption is permitted. The Company is evaluating whether this ASU will have a material impact on the Company’s consolidated financial statements.

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

The amortized cost, unrealized gains and losses and estimated fair values of investments in debt and other securities at March 31, 2024 are summarized as follows:

	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value	ACL
Investment securities available-for-sale:
U.S. Treasury securities	$84,676	$60	$(2,850)	$81,886	$—
Securities of U.S. government agencies and corporations	115,840	48	(6,177)	109,711	—
Obligations of states and political subdivisions	55,599	149	(3,860)	51,888	—
Collateralized mortgage obligations	105,134	—	(17,681)	87,453	—
Mortgage-backed securities	247,223	95	(19,815)	227,503	—
Total debt securities	$608,472	$352	$(50,383)	$558,441	$—

The amortized cost, unrealized gains and losses and estimated fair values of investments in debt and other securities at December 31, 2023 are summarized as follows:

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

The Company had $971,000 and $7,201,000 proceeds from sales of available-for-sale securities for the three months ended March 31, 2024 and March 31, 2023, respectively.  Gross realized gains on sales/calls of available-for-sale securities were $0 and $58,000 for the three months ended March 31, 2024 and March 31, 2023, respectively.  Gross realized losses on sales of available-for-sale securities were $42,000 and $56,000 for the three months ended March 31, 2024 and March 31, 2023, respectively.

The amortized cost and estimated fair value of debt and other securities at March 31, 2024, by contractual maturity, are shown in the following table:

(in thousands)	Amortized cost	Estimated fair value

Maturity in years:
Due in one year or less	$71,862	$70,762
Due after one year through five years	126,902	119,731
Due after five years through ten years	29,358	27,406
Due after ten years	27,993	25,586
Subtotal	256,115	243,485
MBS & CMO	352,357	314,956
Total	$608,472	$558,441

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  In addition, factors such as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities.

Index
An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of March 31, 2024, follows:

	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

U.S. Treasury securities	$2,401	$(15)	$68,912	$(2,835)	$71,313	$(2,850)
Securities of U.S. government agencies and corporations	9,804	(43)	92,229	(6,134)	102,033	(6,177)
Obligations of states and political subdivisions	11,059	(100)	31,341	(3,760)	42,400	(3,860)
Collateralized mortgage obligations	3,651	(21)	82,409	(17,660)	86,060	(17,681)
Mortgage-backed securities	24,555	(244)	184,678	(19,571)	209,233	(19,815)

Total	$51,470	$(423)	$459,569	$(49,960)	$511,039	$(50,383)

Forty-five securities, all considered investment grade, which had an aggregate fair value of $51,470,000 and a total unrealized loss of $423,000 have been in an unrealized loss position for less than twelve months as of March 31, 2024. Four hundred and sixty securities, all considered investment grade, which had an aggregate fair value of $459,569,000 and a total unrealized loss of $49,960,000, have been in an unrealized loss position for more than twelve months as of March 31, 2024.  The unrealized losses on the Company’s investment securities were caused by market conditions for these types of investments, particularly changes in risk-free interest rates.  The decline in fair value is attributable to changes in interest rates and not credit quality, and the Company does not intend to sell the securities.  The Company has concluded it is not more likely than not that the Company will be required to sell these securities prior to recovery of their anticipated cost basis. Therefore, as of March 31, 2024, the Company has not recorded an allowance for credit losses on these securities and the unrecognized or unrealized losses on these securities have not been recognized into income.

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

Investment securities carried at $42,153,000 and $43,884,000 at March 31, 2024 and December 31, 2023, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

Index
4.	LOANS AND ALLOWANCE FOR CREDIT LOSSES

The composition of the Company’s loan portfolio, by loan class, as of March 31, 2024 and December 31, 2023 was as follows:

($ in thousands)	March 31, 2024	December 31, 2023

Commercial	$108,786	$106,897
Commercial Real Estate	726,069	721,729
Agriculture	91,865	105,838
Residential Mortgage	108,553	107,328
Residential Construction	11,981	12,323
Consumer	16,087	14,868
	1,063,341	1,068,983
Allowance for credit losses	(16,246)	(16,596)
Net deferred origination fees and costs	201	78
Loans, net	$1,047,296	$1,052,465

At March 31, 2024 and December 31, 2023, all loans were pledged under a blanket collateral lien to secure actual and potential borrowings from the Federal Home Loan Bank (“FHLB”).

Allowance for Credit Losses (ACL)

The following tables summarize the activity in the allowance for credit losses on loans which is recorded as a contra asset, and the reserve for unfunded commitments which is recorded on the balance sheet within other liabilities as of March 31, 2024 and March 31, 2023.

	Allowance for Credit Losses - Three months ended March 31, 2024
($ in thousands)	Beginning balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance
Commercial	$2,041	$(130)	$41	$(405)	$1,547
Commercial Real Estate	10,864	—	—	(368)	10,496
Agriculture	997	—	—	644	1,641
Residential Mortgage	2,005	—	—	(104)	1,901
Residential Construction	334	—	—	27	361
Consumer	355	(13)	2	(44)	300
Allowance for credit losses on loans	16,596	(143)	43	(250)	16,246
Reserve for unfunded commitments	1,150	—	—	(50)	1,100
Total	$17,746	$(143)	$43	$(300)	$17,346

	Allowance for Credit Losses – Three months ended March 31, 2023
($ in thousands)	Beginning balance	Adoption of CECL	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance
Commercial	$1,491	$689	$(127)	$23	$(173)	$1,903
Commercial Real Estate	10,259	(513)	—	—	211	9,957
Agriculture	1,789	(742)	—	—	(98)	949
Residential Mortgage	896	923	(3)	—	9	1,825
Residential Construction	181	221	—	—	51	453
Consumer	176	222	(1)	—	—	397
Allowance for credit losses on loans	14,792	800	(131)	23	—	15,484
Reserve for unfunded commitments	700	500	—	—	—	1,200
Total	$15,492	$1,300	$(131)	$23	$—	$16,684

The Company moved from California state loss drivers to national loss drivers at the beginning of 2024. The reason for the change is a higher loan loss correlation between the national loss driver variables than the state loss driver variables. During the quarter ended March 31, 2024, the levels of forecasted national unemployment and forecasted gross domestic product remained relatively stable. Those factors, coupled with a decrease in loans, were the reasons for the reversal of provision for credit losses for the quarter ended March 31, 2024. Management believes the allowance for credit losses at March 31, 2024 appropriately reflected expected credit losses in the loan portfolio at that date.

Index
Collateral-Dependent Loans

In accordance with ASC 326, a loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. All loans individually analyzed were collateral-dependent loans as of March 31, 2024 and December 31, 2023.  The following table presents the amortized cost basis of collateral-dependent loans by class, which are individually evaluated to determine expected credit losses as of March 31, 2024 and December 31, 2023:

March 31, 2024
($ in thousands)	Secured by 1-4 Family Residential Properties- 1st lien	Secured by 1-4 Family Residential Properties- junior lien	Secured by 1-4 Family Residential Properties- revolving	Commercial	Construction and land development	Secured by farmland	Agriculture production loans	Total
Commercial	$—	$—	$—	$139	$—	$—	$—	$139
Commercial Real Estate	—	—	—	—	—	—	—	—
Agriculture	—	—	—	—	—	899	1,829	2,728
Residential Mortgage	1,315	—	—	—	—	—	—	1,315
Residential Construction	—	—	—	—	4,000	—	—	4,000
Consumer	—	335	267	—	—	—	—	602
Total	$1,315	$335	$267	$139	$4,000	$899	$1,829	$8,784

December 31, 2023
($ in thousands)	Secured by 1-4 Family Residential Properties- 1st lien	Secured by 1-4 Family Residential Properties- junior lien	Secured by 1-4 Family Residential Properties- revolving	Commercial	Construction and land development	Secured by farmland	Agriculture production loans	Total
Commercial	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate	—	—	—	—	—	—	—	—
Agriculture	—	—	—	—	—	946	1,925	2,871
Residential Mortgage	424	—	—	—	—	—	—	424
Residential Construction	—	—	—	—	—	—	—	—
Consumer	—	351	352	—	—	—	—	703
Total	$424	$351	$352	$—	$—	$946	$1,925	$3,998

Foreclosure Proceedings

The Company had no residential real estate property in the process of foreclosure at March 31, 2024 and December 31, 2023.

Index
Non-accrual and Past Due Loans

The Company’s loans by delinquency and non-accrual status, as of March 31, 2024 and December 31, 2023, was as follows:

($ in thousands)	30-59 days Past Due & Accruing	60-89 days Past Due & Accruing	90 days or More Past Due & Accruing	Nonaccrual Loans	Total Past Due & Nonaccrual Loans	Current & Accruing Loans	Total Loans	Nonaccrual loans with No ACL
March 31, 2024
Commercial	$1,032	$50	$—	$139	$1,221	$107,565	$108,786	$139
Commercial Real Estate	—	—	—	—	—	726,069	726,069	—
Agriculture	922	—	—	2,728	3,650	88,215	91,865	2,728
Residential Mortgage	386	—	—	1,315	1,701	106,852	108,553	1,315
Residential Construction	—	—	—	4,000	4,000	7,981	11,981	4,000
Consumer	—	—	—	602	602	15,485	16,087	602
Total	$2,340	$50	$—	$8,784	$11,174	$1,052,167	$1,063,341	$8,784

December 31, 2023
Commercial	$91	$178	$—	$—	$269	$106,628	$106,897	$—
Commercial Real Estate	—	—	—	—	—	721,729	721,729	—
Agriculture	—	—	—	2,871	2,871	102,967	105,838	2,871
Residential Mortgage	976	—	916	424	2,316	105,012	107,328	424
Residential Construction	—	—	3,420	—	3,420	8,903	12,323	—
Consumer	194	—	—	703	897	13,971	14,868	703
Total	$1,261	$178	$4,336	$3,998	$9,773	$1,059,210	$1,068,983	$3,998

The Company recognized $5,000 and $0 of interest income on nonaccrual loans during the three months ended March 31, 2024 and March 31, 2023, respectively.

Index
Loan Modifications

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

The following tables present the amortized cost basis of loans that were both experiencing financial difficulty and modified during the periods ended March 31, 2024 and March 31, 2023 by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

($ in thousands)	Term Extension	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable
March 31, 2024
Commercial	$2,718	$—	2.50%
Commercial Real Estate	—	—	—
Agriculture	—	—	—
Residential Mortgage	—	—	—
Residential Construction	—	—	—
Consumer	—	—	—
Total	$2,718	$—	0.26%

($ in thousands)	Term Extension	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable
March 31, 2023
Commercial	$250	$50	0.29%
Commercial Real Estate	—	—	—
Agriculture	—	—	—
Residential Mortgage	—	—	—
Residential Construction	—	—	—
Consumer	—	—	—
Total	$250	$50	0.03%

The Company had commitments totaling $835 and $0 to lend additional funds to borrowers whose loans were modified at March 31, 2024 and March 31, 2023, respectively.

Index

The following tables present the financial effect of the loan modifications to borrowers experiencing financial difficulty for the three-month periods ended March 31, 2024 and March 31, 2023:

($ in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in months)
March 31, 2024
Commercial	—	$8
Commercial Real Estate	—	—
Agriculture	—	—
Residential Mortgage	—	—
Residential Construction	—	—
Consumer	—	—
Total	—	$8

($ in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in months)
March 31, 2023
Commercial	0.50%	$9
Commercial Real Estate	—	—
Agriculture	—	—
Residential Mortgage	—	—
Residential Construction	—	—
Consumer	—	—
Total	0.50%	$9

There were no loans modified within the previous twelve months and for which there was a payment default during the three-month periods ended March 31, 2024 and March 31, 2023.

Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off.  Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the ACL is adjusted by the same amount.

Index
Credit Quality Indicators

All loans are rated using the credit risk ratings and criteria adopted by the Company.  Risk ratings are adjusted as future circumstances warrant.  All credits risk rated 1, 2, 3 or 4 equate to a Pass as indicated by Federal and State bank regulatory agencies; a 5 equates to a Special Mention; a 6 equates to Substandard; a 7 equates to Doubtful; and an 8 equates to a Loss.  For the definitions of each risk rating, see Note 4 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

The following tables present the loan portfolio by loan class, origination year, and internal risk rating as of March 31, 2024 and December 31, 2023. Generally, existing term loans that were re-underwritten are reflected in the table in the year of renewal. Lines of credit that have a conversion feature at the time of origination, such as construction to permanent loans, are presented by year of origination.  Revolving loans converted to term loans totaled $630,000 and $881,000 as of March 31, 2024 and December 31, 2023, respectively.

(in thousands)
	Term Loans Amortized Cost Basis by Origination Year - As of March 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial
Pass	$13,255	$17,078	$15,223	$14,713	$4,972	$12,759	$21,639	$99,639
Special Mention	—	—	2,348	2,771	212	289	1,790	7,410
Substandard	927	—	—	—	521	—	289	1,737
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Commercial loans	$14,182	$17,078	$17,571	$17,484	$5,705	$13,048	$23,718	$108,786
Current Period Write-offs	—	(40)	(75)	—	(13)	(2)	—	(130)
Current Period Recoveries	—	—	—	—	—	41	—	41
Current Period Net Write-offs	—	(40)	(75)	—	(13)	39	—	(89)

Commercial Real Estate
Pass	$24,352	$107,222	$174,355	$189,466	$44,174	$159,555	$6,785	$705,909
Special Mention	—	—	—	2,175	—	1,254	—	3,429
Substandard	—	392	—	7,119	1,673	7,547	—	16,731
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Commercial Real Estate loans	$24,352	$107,614	$174,355	$198,760	$45,847	$168,356	$6,785	$726,069
Current Period Write-offs	—	—	—	—	—	—	—	—
Current Period Recoveries	—	—	—	—	—	—	—	—
Current Period Net Write-offs	—	—	—	—	—	—	—	—

Agriculture
Pass	$2,484	$7,051	$16,881	$20,433	$6,707	15,645	$14,940	$84,141
Special Mention	—	—	1,891	2,996	—	—	—	4,887
Substandard	—	—	—	899	—	—	1,938	2,837
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Agriculture loans	$2,484	$7,051	$18,772	$24,328	$6,707	$15,645	$16,878	$91,865
Current Period Write-offs	—	—	—	—	—	—	—	—
Current Period Recoveries	—	—	—	—	—	—	—	—
Current Period Net Write-offs	—	—	—	—	—	—	—	—

Index
(in thousands)
	Term Loans Amortized Cost Basis by Origination Year – As of March 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Residential Mortgage
Pass	$1,312	$20,536	$23,824	$27,975	$13,966	$19,625	$—	$107,238
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	37	—	1,278	—	1,315
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Residential Mortgage loans	$1,312	$20,536	$23,824	$28,012	$13,966	$20,903	$—	$108,553
Current Period Write-offs	—	—	—	—	—	—	—	—
Current Period Recoveries	—	—	—	—	—	—	—	—
Current Period Net Write-offs	—	—	—	—	—	—	—	—

Residential Construction
Pass	$575	$3,998	$2,073	$1,335	$—	$—	$—	$7,981
Special Mention	—	—	—	—	—	—	—	—
Substandard	4,000	—	—	—	—	—	—	4,000
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Residential Construction loans	$4,575	$3,998	$2,073	$1,335	$—	$—	$—	$11,981
Current Period Write-offs	—	—	—	—	—	—	—	—
Current Period Recoveries	—	—	—	—	—	—	—	—
Current Period Net Write-offs	—	—	—	—	—	—	—	—

Consumer
Pass	$207	$186	$1,173	$131	$131	$310	$13,347	$15,485
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	602	602
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Consumer loans	$207	$186	$1,173	$131	$131	$310	$13,949	$16,087
Current Period Write-offs	(13)	—	—	—	—	—	—	(13)
Current Period Recoveries	—	—	—	—	—	2	—	2
Current Period Net Write-offs	(13)	—	—	—	—	2	—	(11)

Total Loans
Pass	$42,185	$156,071	$233,529	$254,053	$69,950	$207,894	$56,711	$1,020,393
Special Mention	—	—	4,239	7,942	212	1,543	1,790	15,726
Substandard	4,927	392	—	8,055	2,194	8,825	2,829	27,222
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Loans	$47,112	$156,463	$237,768	$270,050	$72,356	$218,262	$61,330	$1,063,341
Current Period Write-offs	$(13)	$(40)	$(75)	$—	$(13)	$(2)	$—	$(143)
Current Period Recoveries	$—	$—	$—	$—	$—	$43	$—	$43
Current Period Net Write-offs	$(13)	$(40)	$(75)	$—	$(13)	$41	$—	$(100)

Index
(in thousands)
	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial
Pass	$19,776	$16,961	$15,833	$5,381	$7,420	$6,298	$26,183	$97,852
Special Mention	—	1,122	2,530	235	308	—	2,936	7,131
Substandard	—	32	1,152	542	—	—	188	1,914
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Commercial loans	$19,776	$18,115	$19,515	$6,158	$7,728	$6,298	$29,307	$106,897
Current Period Write-offs	(47)	(196)	(36)	—	(87)	—	—	(366)
Current Period Recoveries	—	—	—	—	87	148	—	235
Current Period Net Write-offs	(47)	(196)	(36)	—	—	148	—	(131)

Commercial Real Estate
Pass	$115,807	$173,918	$191,907	$50,150	$52,157	$107,909	$6,879	$698,727
Special Mention	—	—	7,448	—	2,869	1,273	—	11,590
Substandard	395	—	1,712	1,684	6,604	1,017	—	11,412
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Commercial Real Estate loans	$116,202	$173,918	$201,067	$51,834	$61,630	$110,199	$6,879	$721,729
Current Period Write-offs	—	—	—	—	—	—	—	—
Current Period Recoveries	—	—	—	—	—	—	—	—
Current Period Net Write-offs	—	—	—	—	—	—	—	—

Agriculture
Pass	$6,842	$16,985	$20,511	$8,792	$2,509	11,437	$29,893	$96,969
Special Mention	—	1,937	2,996	—	—	1,064	—	5,997
Substandard	—	—	946	—	1,926	—	—	2,872
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Agriculture loans	$6,842	$18,922	$24,453	$8,792	$4,435	$12,501	$29,893	$105,838
Current Period Write-offs	(1,825)	—	—	—	—	—	(742)	(2,567)
Current Period Recoveries	1,825	—	—	—	—	—	742	2,567
Current Period Net Write-offs	—	—	—	—	—	—	—	—

Index
(in thousands)
	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Residential Mortgage
Pass	$20,239	$24,906	$26,429	$14,500	$5,481	$15,349	$—	$106,904
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	39	—	—	385	—	424
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Residential Mortgage loans	$20,239	$24,906	$26,468	$14,500	$5,481	$15,734	$—	$107,328
Current Period Write-offs	—	—	—	—	—	(3)	—	(3)
Current Period Recoveries	—	—	—	—	—	—	—	—
Current Period Net Write-offs	—	—	—	—	—	(3)	—	(3)

Residential Construction
Pass	$3,714	$1,991	$3,198	$—	$—	$—	$—	$8,903
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	3,420	—	—	—	—	—	3,420
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Residential Construction loans	$3,714	$5,411	$3,198	$—	$—	$—	$—	$12,323
Current Period Write-offs	—	—	—	—	—	—	—	—
Current Period Recoveries	—	—	—	—	—	—	—	—
Current Period Net Write-offs	—	—	—	—	—	—	—	—

Consumer
Pass	$350	$758	$133	$149	$70	$273	$12,516	$14,249
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	619	619
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Consumer loans	$350	$758	$133	$149	$70	$273	$13,135	$14,868
Current Period Write-offs	(13)	—	—	—	—	—	—	(13)
Current Period Recoveries	—	—	—	—	—	1	—	1
Current Period Net Write-offs	(13)	—	—	—	—	1	—	(12)

Total Loans
Pass	$166,728	$235,519	$258,011	$78,972	$67,637	$141,266	$75,471	$1,023,604
Special Mention	—	3,059	12,974	235	3,177	2,337	2,936	24,718
Substandard	395	3,452	3,849	2,226	8,530	1,402	807	20,661
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Loans	$167,123	$242,030	$274,834	$81,433	$79,344	$145,005	$79,214	$1,068,983
Current Period Write-offs	$(1,885)	$(196)	$(36)	$—	$(87)	$(3)	$(742)	$(2,949)
Current Period Recoveries	$1,825	$—	$—	$—	$87	$149	$742	$2,803
Current Period Net Write-offs	$(60)	$(196)	$(36)	$—	$—	$146	$—	$(146)

Index
5.	MORTGAGE OPERATIONS

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

The Company recognizes a gain or loss and a related asset for the fair value of the rights to service loans for others when loans are sold and servicing is retained.  The Company sold a substantial portion of its portfolio of conforming long-term residential mortgage loans originated during the three months ended March 31, 2024 on a servicing retained basis, for cash proceeds equal to the fair value of the loans.  At March 31, 2024, and December 31, 2023, the Company serviced real estate mortgage loans for others totaling $181,353,000 and $184,288,000, respectively.

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

Key assumptions used in measuring the fair value of mortgage servicing rights as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023

Constant prepayment rate	7.23%	6.09%
Discount rate	10.00%	10.50%
Weighted average life (years)	7.39	7.99

The following table summarizes the Company’s mortgage servicing rights assets as of March 31, 2024 and December 31, 2023. Mortgage servicing rights are included in Interest Receivable and Other Assets on the condensed consolidated balance sheets:

	(in thousands)
	December 31, 2023	Additions	Reductions	March 31, 2024

Mortgage servicing rights	$1,482	$7	$(55)	$1,434
Valuation allowance	—	—	—	—
Mortgage servicing rights, net of valuation allowance	$1,482	$7	$(55)	$1,434

At March 31, 2024 and December 31, 2023, the estimated fair market value of the Company’s mortgage servicing rights asset was $2,010,000 and $2,094,000, respectively.  The changes in fair value of mortgage servicing rights during 2024 was primarily due to changes in prepayment speeds and the discount rate.

The Company received contractually specified servicing fees of $115,000 and $121,000 for the three months ended March 31, 2024 and March 31, 2023, respectively.  Loan servicing income on the condensed consolidated statements of income include contractually specified servicing fees, mortgage servicing rights additions, amortization and changes in the valuation allowance.

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

Assets Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023.

	(in thousands)
March 31, 2024	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$81,886	$81,886	$—	$—
Securities of U.S. government agencies and corporations	109,711	—	109,711	—
Obligations of states and political subdivisions	51,888	—	51,888	—
Collateralized mortgage obligations	87,453	—	87,453	—
Mortgage-backed securities	227,503	—	227,503	—
Total investments at fair value	$558,441	$81,886	$476,555	$—

	(in thousands)
December 31, 2023	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$87,182	$87,182	$—	$—
Securities of U.S. government agencies and corporations	115,079	—	115,079	—
Obligations of states and political subdivisions	51,677	—	51,677	—
Collateralized mortgage obligations	90,947	—	90,947	—
Mortgage-backed securities	227,472	—	227,472	—
Total investments at fair value	$572,357	$87,182	$485,175	$—

Index
Assets Recorded at Fair Value on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of March 31, 2024.

March 31, 2024	Total	Level 1	Level 2	Level 3
Individually evaluated loans	$139	$—	$—	$139
Total assets at fair value	$139	$—	$—	$139

There were no assets measured at fair value on a non-recurring basis as of December 31, 2023.

There were no liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2024 and December 31, 2023.

Key methods and assumptions used in measuring the fair value of collateral dependent loans as of March 31, 2024 were as follows:

	Method	Assumption Inputs

Individually evaluated loans	Collateral, market, income, enterprise, liquidation, and discounted cash flows
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

Index
Disclosures about Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments for the periods ended March 31, 2024 and December 31, 2023 were approximately as follows:

		March 31, 2024		December 31, 2023
	Level	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	1	$186,909	$186,909	$149,211	$149,211
Certificates of deposit	2	18,185	18,032	19,710	19,570
Stock in Federal Home Loan Bank and other equity securities	3	10,518	10,518	10,518	10,518
Loans receivable:
Net loans	3	1,047,296	956,356	1,052,465	958,077
Interest receivable	2	6,667	6,667	6,810	6,810
Mortgage servicing rights	3	1,434	2,010	1,482	2,094
Financial liabilities:
Time deposits	3	156,115	155,594	135,696	135,540
Interest payable	2	1,770	1,770	1,567	1,567

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

Financial instruments, whose contract amounts represent credit risk at the indicated periods, were as follows:

(in thousands)	March 31, 2024	December 31, 2023

Undisbursed loan commitments	$179,893	$187,401
Standby letters of credit	1,241	1,251
Commitments to sell loans	765	—
	$181,899	$188,652

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank issues both financial and performance standby letters of credit.  The financial standby letters of credit are primarily to guarantee payment to third parties.  At March 31, 2024 and December 31, 2023, there were no financial standby letters of credit outstanding.  The performance standby letters of credit are typically issued to municipalities as specific performance bonds.  Performance standby letters of credit totaled $1,241,000 and $1,251,000 at March 31, 2024 and December 31, 2023, respectively.  The Bank has experienced no draws on outstanding letters of credit, resulting in no related liability included on its balance sheet; however, should a triggering event occur, the Bank either has collateral in excess of the letter of credit or imbedded agreements of recourse from the customer.  The Bank has set aside a reserve for unfunded commitments in the amount of $1,100,000 and $1,150,000 at March 31, 2024 and December 31, 2023, respectively, which is recorded in “interest payable and other liabilities” on the condensed consolidated balance sheets.

Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans. As of March 31, 2024 and December 31, 2023, the Company had no off-balance sheet derivatives requiring additional disclosure.

The Company may enter into interest rate lock commitments in connection with its mortgage banking activities to fund residential mortgage loans within specified times in the future.These commitments expose the Company to the risk that the price of the loan underlying the interest rate lock commitment might decline from the inception of the interest rate lock to the funding of the mortgage loan. To protect against this risk, the Company may enter into commitments to sell loans to economically hedge the risk of potential changes in the value of the loans that would result from the commitment. These commitments totaled $765,000 and $0 at March 31, 2024 and December 31, 2023, respectively.  Mortgage loans sold to investors may be sold with servicing rights retained, for which the Company makes only standard legal representations and warranties as to meeting certain underwriting and collateral documentation standards. In the past two years, the Company had to repurchase one loan totaling $420,000 due to deficiencies in underwriting or loan documentation.  Management believes that any liabilities that may result from such recourse provisions are not significant.

Index
8.	STOCK PLANS

On January 25, 2024, the Board of Directors of the Company declared a 5% stock dividend paid on March 25, 2024 to shareholders of record as of February 29, 2024. All stock options and restricted stock outstanding have been adjusted to give retroactive effect to stock dividends.

The following table presents the activity related to stock options for the three months ended March 31, 2024:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	642,779	$8.40
Granted	—	—
Expired	—	—
Cancelled / Forfeited	—	—
Exercised	(20,028)	4.64
Options outstanding at End of Period	622,751	8.52	$435,548	4.59
Exercisable (vested) at End of Period	599,067	$8.49	$435,548	4.46

The intrinsic value of options exercised was $73,000 and $97,000 during the three months ended March 31, 2024 and March 31, 2023, respectively.  The fair value of awards vested was $88,000 and $123,000 during the three months ended March 31, 2024 and March 31, 2023, respectively.

As of March 31, 2024, there was $50,000 of total unrecognized compensation cost related to non-vested stock options.  This cost is expected to be recognized over a weighted average period of approximately 1.64 years.

There was $17,000 of recognized compensation cost related to stock options granted for the three months ended March 31, 2024.

The following table presents the activity related to non-vested restricted stock for the three months ended March 31, 2024:

	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Non-vested Restricted stock outstanding at Beginning of Period	274,268	$8.72
Granted	79,576	8.29
Cancelled/Forfeited	(19,212)	8.77
Exercised/Released/Vested	(45,074)	9.21
Non-vested restricted stock outstanding at End of Period	289,558	$8.52	$2,617,604	2.88

The weighted average fair value of restricted stock granted during the three months ended March 31, 2024 was $8.29 per share.

As of March 31, 2024, there was $1,383,000 of total unrecognized compensation cost related to non-vested restricted stock. This cost is expected to be recognized over a weighted average period of approximately 2.88 years.

There was $274,000 of recognized compensation cost related to restricted stock awards for the three months ended March 31, 2024.

Index
The Company has an Employee Stock Purchase Plan (“ESPP”). There are 376,856 shares authorized under the ESPP. The total number of shares authorized has been adjusted to give retroactive effect to stock dividends and stock splits, including the 5% stock dividend declared on January 25, 2024, payable March 25, 2024 to shareholders of record as of February 29, 2024. The ESPP will expire on March 16, 2026.

The ESPP is implemented by participation periods of not more than twenty-seven months each. The Board of Directors determines the commencement date and duration of each participation period. The Board of Directors approved the current participation period of November 24, 2023 to November 23, 2024.  An eligible employee is one who has been continually employed for at least 90 days prior to commencement of a participation period. Under the terms of the ESPP, employees can choose to have up to 10 percent of their compensation withheld to purchase the Company’s common stock each participation period.  The purchase price of the stock is 85 percent of the lower of the fair value on the last trading day before the date of participation or the fair value on the last trading day during the participation period.

As of March 31, 2024, there was $26,000 of unrecognized compensation cost related to ESPP issuances. This cost is expected to be recognized over a weighted average period of approximately 0.75 years.

There was $5,000 of recognized compensation cost related to ESPP issuances for the three months ended March 31, 2024.

The weighted average fair value at issuance date during the three months ended March 31, 2024 was $2.14.

A summary of the weighted average assumptions used in valuing ESPP issuances during the three months ended March 31, 2024 is presented below:

Three Months Ended March 31, 2024
Risk Free Interest Rate	5.27%

Expected Dividend Yield	0.00%

Expected Life in Years	1.00

Expected Price Volatility	25.96%

Index
9.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table details activity in accumulated other comprehensive income (loss) for the three months ended March 31, 2024:

($ in thousands)	Unrealized gains (losses) on securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated other comprehensive income (loss)
Balance as of December 31, 2023	$(33,778)	$(70)	$121	$(33,727)
Current period other comprehensive loss	(1,461)	—	—	(1,461)
Balance as of March 31, 2024	$(35,239)	$(70)	$121	$(35,188)

The following table details activity in accumulated other comprehensive loss for the three months ended March 31, 2023:

($ in thousands)	Unrealized gains (losses) on securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated other comprehensive income (loss)
Balance as of December 31, 2022	$(46,273)	$(308)	$53	$(46,528)
Current period other comprehensive income	6,013	—	—	6,013
Balance as of March 31, 2023	$(40,260)	$(308)	$53	$(40,515)

Index
10.	OUTSTANDING SHARES AND EARNINGS PER SHARE

On January 25, 2024, the Board of Directors of the Company declared a 5% stock dividend payable on March 25, 2024 to shareholders of record as of February 29, 2024. All income per share amounts have been adjusted to give retroactive effect to stock dividends.

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

The following table presents a reconciliation of basic and diluted EPS for the three months ended March 31, 2024 and 2023 (dollars in thousands except per share amounts):

	Three months ended March 31,
	2024	2023
Basic earnings per share:
Net income	$4,276	$5,489

Weighted average common shares outstanding	15,232,761	15,149,823
Basic EPS	$0.28	$0.36

Diluted earnings per share:
Net income	$4,276	$5,489

Weighted average common shares outstanding	15,232,761	15,149,823
Effect of dilutive shares	160,025	141,923
Adjusted weighted average common shares outstanding	15,392,786	15,291,746
Diluted EPS	$0.28	$0.36

Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 538,671 shares and 538,711 shares for the three months ended March 31, 2024 and March 31, 2023, respectively. Restricted stock which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 7,803 shares and 32,743 shares for the three months ended March 31, 2024 and March 31, 2023, respectively.

Index
11.	LEASES

The Company leases eleven branch and administrative locations under operating leases expiring on various dates through 2031. Leases with an initial term of 12 months or less are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of ASU 2016-02, Leases (Topic 842), the Company combines lease and nonlease components. The Company had no financing leases as of March 31, 2024.

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

The Company had right-of-use assets totaling $3,800,000 and $4,073,000 as of March 31, 2024 and December 31, 2023, respectively. Right-of-use assets are included in Interest receivable and other assets on the condensed consolidated balance sheets. The Company had lease liabilities totaling $4,313,000 and $4,585,000 as of March 31, 2024 and December 31, 2023, respectively. Lease liabilities are included in interest payable and other liabilities on the condensed consolidated balance sheets. The Company recognized lease expenses totaling $301,000 and $308,000 for the three months ended March 31, 2024 and March 31, 2023, respectively. Lease expense is included in Occupancy and equipment expense on the condensed consolidated statements of income.

The table below summarizes the maturity of remaining lease liabilities:

(in thousands)	March 31, 2024
2024 (remaining 9 months)	$741
2025	1,051
2026	672
2027	611
2028	625
2029 and thereafter	895
Total lease payments	4,595
Less: interest	(282)
Present value of lease liabilities	$4,313

The following table presents supplemental cash flow information related to leases for the three months ended March 31, 2024 and March 31, 2023:

(in thousands)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$299	$313
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$245

The following table presents the weighted average operating lease term and discount rate as of March 31, 2024 and December 31, 2023:

(in thousands)	March 31, 2024	December 31, 2023

Weighted-average remaining lease term – operating leases, in years	5.32	5.43
Weighted-average discount rate – operating leases	2.41%	2.42%

Index
FIRST NORTHERN COMMUNITY BANCORP

ITEM 2.   – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report may include forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly compared to our forecasts, if any, and expectations. See Part I, Item 1A. “Risk Factors,” and the other risks described in our 2023 Annual Report on Form 10-K and Part II, Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q and the other risks described in our Quarterly Reports on Form 10-Q for factors to be considered when reading any forward-looking statements in this filing.

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

Index
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

●	Tax rates and the impact of changes in the U.S. tax laws

●	Our pension and retirement plan costs

●	Our liquidity strategies and beliefs concerning the adequacy of our liquidity, sources and amounts of funds and ability to satisfactorily manage our liquidity

●	Critical accounting policies and estimates, the impact or anticipated impact of recent accounting pronouncements or changes in accounting principles

●	Expected rates of return, maturities, loss exposure, growth rates, yields, and projected results

●
The possible impact of weather-related or other natural conditions, including drought, fire or flooding, seismic events, and related governmental responses, including related electrical power outages, on economic conditions, especially in the agricultural sector

●	Maintenance of insurance coverages appropriate for our operations

●	Threats to the banking sector and our business due to cybersecurity issues and attacks and regulatory expectations related to cybersecurity

●	Possible changes in the fair values recorded on our financial statements of the assets acquired and liabilities assumed in our business combination completed in January 2023

●	The possible effects on community banks and our business from the failures of other banks

●	The possible adverse impacts on the banking industry and our business from a period of significant, prolonged inflation

●	Descriptions of assumptions underlying or relating to any of the foregoing

Readers of this document should not rely on any forward-looking statements, which reflect only our management’s belief as of the date of this report. There are numerous risks and uncertainties that could and will cause actual results to differ materially from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our financial condition and results of operations or prospects. Such risks and uncertainties include, but are not limited to those listed in Item 1A “Risk Factors” of Part II of this Form 10-Q, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I of this Form 10-Q and "Risk Factors" and “Supervision and Regulation” in our 2023 Annual Report on Form 10-K, and in our other reports to the SEC.

Index
INTRODUCTION

This overview of Management’s Discussion and Analysis highlights selected information in this report and may not contain all of the information that is important to you.  For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting estimates, you should carefully read this entire report and any other reports to the Securities and Exchange Commission (“SEC”), together with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Significant results and developments during the first quarter 2024 included:

•
Net income of $4.3 million for the three months ended March 31, 2024, down 22.1% from $5.5 million earned for the same period last year. Net income for the three months ended March 31, 2023 includes a pre-tax bargain purchase gain totaling approximately $1.4 million.

•	Diluted earnings per share of $0.28 for the three months ended March 31, 2024, down 22.2% from $0.36 for the three months ended March 31, 2023.

•	Net interest income of $15.4 million for the three months ended March 31, 2024, down 3.9% from $16.0 million in the same period last year.

•	Net interest margin of 3.49% for the three months ended March 31, 2024, down 1.70% from 3.55% for the three months ended March 31, 2023.

•	Reversal of provision for credit losses of $0.3 million for the three months ended March 31, 2024, compared to no provision for credit losses for the three months ended March 31, 2023.

•	Total assets of $1.89 billion as of March 31, 2024, up 0.8% from $1.87 billion as of December 31, 2023.

•	Total net loans (including loans held-for-sale) of $1.047 billion as of March 31, 2024, down 0.5% from $1.052 billion as of December 31, 2023.

•	Total investment securities of $558.4 million as of March 31, 2024, down 2.4% from $572.4 million as of December 31, 2023.

•	Total deposits of $1.71 billion as of March 31, 2024, up 1.0% from $1.69 billion as of December 31, 2023.

Index
SUMMARY

The Company recorded net income of $4,276,000 for the three months ended March 31, 2024, representing a decrease of $1,213,000 from net income of $5,489,000 for the same period in 2023. Net income for the three months ended March 31, 2023 includes a pre-tax bargain purchase gain totaling approximately $1.4 million.

The following tables present a summary of the results for the three months ended March 31, 2024 and 2023, and a summary of our financial condition at March 31, 2024 and December 31, 2023:

	Three months ended March 31, 2024	Three months ended March 31, 2023

(in thousands except for per share amounts and ratios)
For the Period:
Net Income	$4,276	$5,489
Basic Earnings Per Common Share	$0.28	$0.36
Diluted Earnings Per Common Share	$0.28	$0.36
Net Income to Average Assets (annualized)	0.92%	1.15%
Net Income to Average Equity (annualized)	10.69%	17.07%
Average Equity to Average Assets	8.60%	6.74%

	March 31, 2024	December 31, 2023

(in thousands except for ratios)
At Period End:
Total Assets	$1,887,124	$1,871,832
Total Investment Securities	$558,441	$572,357
Total Loans, Net (including loans held-for-sale)	$1,047,296	$1,052,465
Total Deposits	$1,708,872	$1,692,444
Loan-To-Deposit Ratio	61.3%	62.2%

Index
FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended March 31, 2024			Three months ended March 31, 2023
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets
Interest-earning assets:
Loans (1)	$1,047,358	$13,475	5.16%	$963,015	$11,377	4.79%
Certificates of deposit	18,669	183	3.93%	21,063	175	3.37%
Interest bearing due from banks	123,224	1,532	4.99%	206,490	2,225	4.37%
Investment securities, taxable	525,261	2,845	2.17%	582,370	2,683	1.87%
Investment securities, non-taxable (2)	37,975	252	2.66%	41,668	273	2.66%
Other interest earning assets	10,518	256	9.76%	9,440	178	7.65%
Total average interest-earning assets	1,763,005	18,543	4.22%	1,824,046	16,911	3.76%
Non-interest-earning assets:
Cash and due from banks	36,100			45,730
Premises and equipment, net	9,852			6,595
Interest receivable and other assets	56,451			57,333
Total average assets	1,865,408			1,933,704

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	372,188	511	0.55%	457,551	258	0.23%
Savings and MMDA’s	430,611	1,195	1.11%	481,534	525	0.44%
Time, $250,000 and under	115,881	1,211	4.19%	41,774	104	1.01%
Time, over $250,000	26,556	264	3.99%	10,907	43	1.60%
Total average interest-bearing liabilities	945,236	3,181	1.35%	991,766	930	0.38%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	741,886			794,122
Interest payable and other liabilities	17,913			17,429
Total liabilities	1,705,035			1,803,317
Total average stockholders’ equity	160,373			130,387
Total average liabilities and stockholders’ equity	$1,865,408			$1,933,704
Net interest income and net interest margin (3)		$15,362	3.49%		$15,981	3.55%

(1)
Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest is excluded.  Loan interest income includes loan fees, net of deferred costs of approximately $(351) and $(36) for the three months ended March 31, 2024 and 2023, respectively.

(2)	Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
(3)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)	For disclosure purposes, yield/rates are annualized by dividing the number of days in the reported period by 365.

Index
FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended March 31, 2024			Three months ended December 31, 2023
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets
Interest-earning assets:
Loans (1)	$1,047,358	$13,475	5.16%	$1,036,411	$14,006	5.36%
Certificates of deposit	18,669	183	3.93%	20,640	202	3.88%
Interest bearing due from banks	123,224	1,532	4.99%	148,444	2,182	5.83%
Investment securities, taxable	525,261	2,845	2.17%	534,929	2,809	2.08%
Investment securities, non-taxable (2)	37,975	252	2.66%	32,310	222	2.73%
Other interest earning assets	10,518	256	9.76%	10,518	248	9.35%
Total average interest-earning assets	1,763,005	18,543	4.22%	1,783,252	19,669	4.38%
Non-interest-earning assets:
Cash and due from banks	36,100			38,431
Premises and equipment, net	9,852			10,025
Interest receivable and other assets	56,451			62,559
Total average assets	1,865,408			1,894,267

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	372,188	511	0.55%	388,115	507	0.52%
Savings and MMDA’s	430,611	1,195	1.11%	438,994	1,011	0.91%
Time, $250,000 and under	115,881	1,211	4.19%	105,274	1,081	4.07%
Time, over $250,000	26,556	264	3.99%	25,336	168	2.63%
Total average interest-bearing liabilities	945,236	3,181	1.35%	957,719	2,767	1.15%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	741,886			776,104
Interest payable and other liabilities	17,913			20,124
Total liabilities	1,705,035			1,753,947
Total average stockholders’ equity	160,373			140,320
Total average liabilities and stockholders’ equity	$1,865,408			$1,894,267
Net interest income and net interest margin (3)		$15,362	3.49%		$16,902	3.76%

(1)
Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest is excluded.  Loan interest income includes loan fees, net of deferred costs of approximately $(351) and $141 for the three months ended March 31, 2024 and December 31, 2023, respectively.

(2)	Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
(3)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)	For disclosure purposes, yield/rates are annualized by dividing the number of days in the reported period by 365.

Index
Analysis of Changes
in Interest Income and Interest Expense
(Dollars in thousands)

Following is an analysis of changes in interest income and expense (dollars in thousands) for the three months ended March 31, 2024 over the three months ended March 31, 2023 and the three months ended March 31, 2024 over the three months ended December 31, 2023.  Changes not solely due to interest rate or volume have been allocated proportionately to interest rate and volume.

	Three Months Ended March 31, 2024 Over Three Months Ended March 31, 2023			Three Months Ended March 31, 2024 Over Three Months Ended December 31, 2023
	Volume	Interest Rate	Change	Volume	Interest Rate	Change

Increase (Decrease) in Interest Income:

Loans	$1,115	$983	$2,098	$111	$(642)	$(531)
Certificates of Deposit	(21)	29	8	(22)	3	(19)
Due From Banks	(986)	293	(693)	(351)	(299)	(650)
Investment Securities - Taxable	(270)	432	162	(60)	96	36
Investment Securities - Non-taxable	(21)	—	(21)	36	(6)	30
Other Assets	23	55	78	—	8	8

	$(160)	$1,792	$1,632	$(286)	$(840)	$(1,126)

Increase (Decrease) in Interest Expense:

Deposits:
Interest-Bearing Transaction Deposits	$(57)	$310	$253	$(23)	$27	$4
Savings & MMDAs	(62)	732	670	(21)	205	184
Time Certificates	590	738	1,328	66	160	226

	$471	$1,780	$2,251	$22	$392	$414

Increase (Decrease) in Net Interest Income:	$(631)	$12	$(619)	$(308)	$(1,232)	$(1,540)

Index
CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a $37,698,000 or 25.3% increase in cash and cash equivalents, a $1,525,000 or 7.7% decrease in certificates of deposit, a $13,916,000 or 2.4% decrease in investment securities available-for-sale, and a $5,169,000 or 0.5% decrease in net loans held-for-investment from December 31, 2023 to March 31, 2024.  The increase in cash and cash equivalents was primarily due to an increase in deposit balances coupled with decreases in investment securities and loans due to proceeds from maturities of available-for-sale securities and loan payoffs. The decreases in investment securities and certificates of deposit were due to maturities and repayments of investment securities and certificates of deposit. The decrease in net loans held-for-investment was primarily due to payoffs of agriculture loans, which was partially offset by originations of commercial, commercial real estate, residential mortgage and consumer loans.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect an increase in total deposits of $16,428,000 or 1.0% from December 31, 2023 to March 31, 2024.  The overall increase in total deposits was primarily due to seasonal fluctuations due to changes in market conditions and monetary policy.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The Federal Open Market Committee kept the Federal Reserve's benchmark rate range at 5.25% to 5.50% during the three months ended March 31, 2024.

Interest income on loans for the three months ended March 31, 2024 was up 18.4% from the same period in 2023, increasing from $11,377,000 to $13,475,000. The increase in interest income on loans for the three months ended March 31, 2024 as compared to the same period a year ago was primarily due to an increase in average balance of loans coupled with a 37 basis point increase in yield on loans.

Interest income on certificates of deposit for the three months ended March 31, 2024 was up 4.6% from the same period in 2023, increasing from $175,000 to $183,000.  The increase was primarily due to a 56 basis point increase in certificates of deposit yields, which was partially offset by a decrease in average balances of certificates of deposit.

Interest income on interest-bearing due from banks for the three months ended March 31, 2024 was down 31.2% from the same period in 2023, decreasing from $2,225,000 to $1,532,000.  The decrease was primarily due to a decrease in average interest-bearing due from banks balance, which was partially offset by a 62 basis point increase in interest-bearing due from yields.

Interest income on investment securities available-for-sale for the three months ended March 31, 2024 was up 4.8% from the same period in 2023, increasing from $2,956,000 to $3,097,000. The increase was primarily due to a 29 basis point increase in yields on investment securities, which was partially offset by a decrease in average balances of investment securities.

The Company had no Federal Funds sold balances during the three months ended March 31, 2024 and March 31, 2023.

Interest Expense

Interest expense on deposits for the three months ended March 31, 2024 was up 242.0% from the same period in 2023, increasing from $930,000 to $3,181,000.  The increase in interest expense was primarily due to a 97 basis point increase in average interest-bearing deposits yield, which was partially offset by a decrease in average deposits.

Provision for Credit Losses

There was a reversal of provision for credit losses of $300,000 for the three months ended March 31, 2024, compared to no provision for credit losses for the three months ended March 31, 2023. The allowance for credit losses was approximately $16,246,000, or 1.52% of total loans, at March 31, 2024, compared to $16,596,000, or 1.55% of total loans, at December 31, 2023. During the quarter ended March 31, 2024, the levels of forecasted national unemployment and forecasted gross domestic product remained relatively stable. Those factors, coupled with a decrease in loans, were the reasons for the reversal of provision for credit losses for the quarter ended March 31, 2024.

Provision for Unfunded Lending Commitment Losses

There was a reversal of provision for unfunded lending commitment losses of $50,000 for the three months ended March 31, 2024, compared to no provision for unfunded lending commitments for the three months ended March 31, 2023.

Index
Provisions for unfunded lending commitment losses are included in provision for credit losses in the Condensed Consolidated Statements of Income.

Non-Interest Income

Non-interest income was down 47.6% for the three months ended March 31, 2024 from the same period in 2023, decreasing from $2,873,000 to $1,507,000.

The decrease was primarily due to the bargain purchase gain totaling approximately $1.4 million recognized during the three months ended March 31, 2023.  The bargain purchase gain was the result of the acquisition of the Colusa, Willows, and Orland branches in the first quarter of 2023.

Non-Interest Expenses

Total non-interest expenses were down 0.5% for the three months ended March 31, 2024 from the same period in 2023, decreasing from $11,284,000 to $11,227,000.

The decrease was primarily due to decreases in salaries and employee benefits, which was partially offset by increases in occupancy and equipment expenses.  The decrease in salaries and employee benefits was primarily due to a decrease in profit sharing expense. The increase in occupancy and equipment expenses was partially due to a full quarter of expenses related to the acquired branches in the first quarter of 2023.

The following table sets forth other non-interest expenses by category for the three months ended March 31, 2024 and 2023.

	(in thousands)
	Three months ended March 31, 2024	Three months ended March 31, 2023
Other non-interest expenses
FDIC assessments	$230	$140
Contributions	85	45
Legal fees	55	193
Accounting and audit fees	157	135
Consulting fees	205	252
Postage expense	41	41
Telephone expense	36	48
Public relations	103	71
Training expense	50	83
Loan origination expense	27	71
Computer software depreciation	1	9
Operational losses	124	58
Loan collection expense	90	141
Debit card expense	299	291
Other non-interest expense	459	402
Total other non-interest expenses	$1,962	$1,980

Income Taxes

The Company’s tax rate, the Company’s income before taxes and the amount of tax relief provided by non-taxable earnings affect the Company’s provision for income taxes.  Provision for income taxes decreased 19.9% for the three months ended March 31, 2024 from the same period in 2023, decreasing from $2,081,000 to $1,666,000 primarily due to a decrease in pre-tax income.  The effective tax rate was 28.0% and 27.5% for the three months ended March 31, 2024 and March 31, 2023, respectively.

Index
Off-Balance Sheet Commitments

The following table shows the distribution of the Company’s undisbursed loan commitments at the dates indicated.

	(in thousands)
	March 31, 2024	December 31, 2023

Undisbursed loan commitments	$179,893	$187,401
Standby letters of credit	1,241	1,251
Commitments to sell loans	765	—
	$181,899	$188,652

The reserve for unfunded lending commitments amounted to $1,100,000 and $1,150,000 as of March 31, 2024 and December 31, 2023, respectively.  The reserve for unfunded lending commitments is included in other liabilities on the Condensed Consolidated Balance Sheets.  See Note 7 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q, "Financial Instruments with Off-Balance Sheet Risk," for additional information.

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

The following tables summarize the Company’s non-accrual loans net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored enterprises, by loan category at March 31, 2024 and December 31, 2023:

	At March 31, 2024			At December 31, 2023
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Commercial	$139	$—	$139	$—	$—	$—
Commercial real estate	—	—	—	—	—	—
Agriculture	2,728	—	2,728	2,871	—	2,871
Residential mortgage	1,315	—	1,315	424	—	424
Residential construction	4,000	—	4,000	—	—	—
Consumer	602	—	602	703	—	703
Total non-accrual loans	$8,784	$—	$8,784	$3,998	$—	$3,998

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

Index
Non-accrual loans amounted to $8,784,000 at March 31, 2024 and were comprised of one commercial loan totaling $139,000, two agriculture loans totaling $2,728,000, four residential mortgage loans totaling $1,315,000, one residential construction loan totaling $4,000,000 and three consumer loans totaling $602,000.  Non-accrual loans amounted to $3,998,000 at December 31, 2023 and were comprised of two agriculture loans totaling $2,871,000, three residential mortgage loans totaling $424,000 and four consumer loans totaling $703,000.

A loan is considered to be collateral dependent when repayment is expected to be provided substantially through the operation or sale of the collateral. The allowance for credit losses, or ACL, on collateral dependent loans is measured using the fair value of the underlying collateral, adjusted for costs to sell when applicable, less the amortized cost basis of the financial asset. It is generally the Company’s policy that if the value of the underlying collateral is determined to be less than the recorded amount of the loan, a charge-off will be taken.

As the following table illustrates, total non-performing assets, net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored enterprises, increased $450,000 or 5.4% to $8,784,000 during the first three months of 2024.  Non-performing assets, net of guarantees, represented 0.5% of total assets at March 31, 2024.

	At March 31, 2024			At December 31, 2023
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)
Non-accrual loans	$8,784	$—	$8,784	$3,998	$—	$3,998
Loans 90 days past due and still accruing	—	—	—	4,336	—	4,336

Total non-performing loans	8,784	—	8,784	8,334	—	8,334
Other real estate owned	—	—	—	—	—	—
Total non-performing assets	8,784	—	8,784	8,334	—	8,334

Non-performing loans (net of guarantees) to total loans			0.8%			0.8%
Non-performing assets (net of guarantees) to total assets			0.5%			0.5%
Allowance for loan and lease losses to non-performing loans (net of guarantees)			184.9%			199.1%

The Company had no loans 90 days or more past due and still accruing interest at March 31, 2024. The Company had two loans totaling $4,336,000 that were 90 days or more past due and still accruing at December 31, 2023.

Excluding the non-performing loans cited previously, loans totaling $18,438,000 and $12,327,000 were classified as substandard loans, representing potential problem loans at March 31, 2024 and December 31, 2023, respectively.  Management believes that the allowance for credit losses at March 31, 2024 and December 31, 2023 appropriately reflected expected credit losses inherent in the loan portfolio at that date.  The ratio of the allowance for credit losses to total loans at March 31, 2024 and December 31, 2023 was 1.52% and 1.55%, respectively.

Other real estate owned (“OREO”) consists of property that the Company has acquired by deed in lieu of foreclosure or through foreclosure proceedings, and property that the Company does not hold title to but is in actual control of, known as in-substance foreclosure.  The estimated fair value of the property is determined prior to transferring the balance to OREO.  The balance transferred to OREO is the estimated fair value of the property less estimated cost to sell.  Impairment may be deemed necessary to bring the book value of the loan equal to the appraised value.  Appraisals or loan officer evaluations are then conducted periodically thereafter charging any additional impairment to the appropriate expense account.  The Company had no OREO as of March 31, 2024 and December 31, 2023.

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

The following table summarizes the ACL of the Company during the three months ended March 31, 2024 and 2023, and for the year ended December 31, 2023:

 Analysis of the Allowance for Credit Losses
(Amounts in thousands, except percentage amounts)

	Three months ended March 31,		Year ended December 31,
	2024	2023	2023

Balance at beginning of period	$16,596	$14,792	$14,792
Impact of adopting ASC 326	—	800	800
Reversal of provision for credit losses	(250)	—	1,150
Loans charged-off:
Commercial	(130)	(127)	(366)
Commercial Real Estate	—	—	—
Agriculture	—	—	(2,567)
Residential Mortgage	—	(3)	(3)
Residential Construction	—	—	—
Consumer	(13)	(1)	(13)
Total charged-off	(143)	(131)	(2,949)

Recoveries:
Commercial	41	23	235
Commercial Real Estate	—	—	—
Agriculture	—	—	2,567
Residential Mortgage	—	—	—
Residential Construction	—	—	—
Consumer	2	—	1
Total recoveries	43	23	2,803

Net charge-offs	(100)	(108)	(146)

Balance at end of period	$16,246	$15,484	$16,596

Ratio of net charge-offs to average loans outstanding during the period (annualized)	(0.04%)	(0.04%)	(0.01%)
Allowance for credit losses to total loans	1.52%	1.56%	1.55%
Nonaccrual loans to Total Loans	0.8%	0.8%	0.4%
Allowance for credit losses to nonaccrual loans	184.9%	189.9%	415.1%

Index
Deposits

Deposits are one of the Company’s primary sources of funds.  At March 31, 2024 and December 31, 2023, the Company had the following deposit mix:

	March 31, 2024	December 31, 2023

Savings and MMDA	26.0%	25.5%
Time	9.1%	8.0%
Interest-bearing transaction	21.8%	22.5%
Non-interest bearing transaction	43.1%	44.0%

The Company obtains deposits primarily from the communities it serves.  The Company believes that no material portion of its deposits has been obtained from or is dependent on any one person or industry.  The Company accepts deposits in excess of $250,000  (the current FDIC insurance limit) from customers.  These deposits are priced to remain competitive.

Maturities of time certificates of deposits of over $250,000 or more outstanding at March 31, 2024 and December 31, 2023 are summarized as follows:

	(in thousands)
	March 31, 2024	December 31, 2023
Three months or less	$5,369	$4,321
Over three months through six months	10,655	3,653
Over six months to twelve months	7,790	13,277
Over twelve months	5,292	5,072
Total	$29,106	$26,323

Approximately 37% of our deposits were uninsured as of each of the periods ended March 31, 2024 and December 31, 2023.

Liquidity and Capital Resources

In order to serve our market area and comply with banking regulations, the Company must maintain adequate liquidity and adequate capital. Liquidity refers to the Company’s ability to provide funds at an acceptable cost to meet loan demand and deposit withdrawals, as well as contingency plans to meet unanticipated funding needs or loss of funding sources. These objectives can be met from either the asset or liability side of the balance sheet.

Asset liquidity sources consist of the repayments and maturities of loans, selling of loans, short-term money market investments, maturities of securities and sales of securities from the available-for-sale portfolio. These activities are generally summarized as investing activities in the Condensed Consolidated Statement of Cash Flows. For the three months ended March 31, 2024, net liquidity provided by investing activities totaled $18,626,000.

The Company’s available-for-sale investment securities plus cash and cash equivalents in excess of reserve requirements and certificates of deposit totaled $763,535,000 on March 31, 2024, which was 40.5% of assets at that date. This was an increase of $22,257,000 from $741,278,000 and 39.6% as of December 31, 2023. The Company’s investment securities are generally shorter term in nature to provide ongoing cash flows for liquidity needs and/or reinvestment for interest rate risk management. On March 31, 2024, the effective duration of our investment securities was 2.99 with projected principal cashflow of $128,448,000 for the remainder of 2024 available for reinvestment or liquidity needs. The Company had no held-to-maturity securities as of March 31, 2024 and December 31, 2023.

Liquidity may also be impacted from liabilities through changes in deposits and borrowings outstanding. These activities are included under financing activities in the Condensed Consolidated Statement of Cash Flows. As of March 31, 2024, the Company had $0 in borrowings outstanding. For the three months ended March 31, 2024, net liquidity provided by financing activities totaled $16,421,000. While these sources of funds are expected to continue to provide significant amounts of funds in the future, their mix, as well as the possible use of other sources, will depend on future economic and market conditions.

Liquidity is also provided or used through the results of operating activities. For the three months ended March 31, 2024, operating activities provided cash of $2,651,000.

Liquidity is measured by various ratios, in management’s opinion, the most common being the ratio of net loans to deposits (including loans held-for-sale).  This ratio was 61.3% and 62.2% as of March 31, 2024 and December 31, 2023, respectively.

Index
Loan demand during 2024 will depend in part on economic and competitive conditions. The Company emphasizes the solicitation of non-interest-bearing demand deposits and money market checking accounts, which are the least sensitive to interest rates. The outlook for deposit balances during 2024 is subject to actions by the Federal Reserve and heightened competition.

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks which totaled $130,000,000 at March 31, 2024.  Additionally, the Company has a line of credit with the FHLB, with a remaining borrowing capacity at March 31, 2024 of $404,630,000; credit availability is subject to certain collateral requirements.

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

As of March 31, 2024, the Bank’s capital ratios exceeded applicable regulatory requirements.  The following table presents the capital ratios for the Bank, compared to the regulatory standards for well-capitalized depository institutions, as of March 31, 2024.

	(amounts in thousands except percentage amounts)
	Actual		Well Capitalized Ratio Requirement
	Capital	Ratio
Leverage	$191,795	10.11%	5.0%
Common Equity Tier 1	$207,494	15.29%	6.5%
Tier 1 Risk-Based	$207,494	15.29%	8.0%
Total Risk-Based	$207,494	16.54%	10.0%

Index
ITEM 3.   – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.   – CONTROLS AND PROCEDURES

(a)  We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2024.  This conclusion is based on an evaluation conducted under the supervision and with the participation of management.

(b)  During the quarter ended March 31, 2024, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. – RISK FACTORS

For a discussion of risk factors relating to our business, please refer to Part I, Item 1A of our 2023 Report on Form 10-K, which is incorporated by reference herein.

Several of California’s Largest Home Insurance Providers Have Recently Paused or Severely Limited Their Issuance of New Policies, or Their Renewal of Existing Policies, in the State, Which Could Increase the Bank’s Risk of Loss in its Loan Portfolio

At March 31, 2024, real estate mortgage (excluding loans held-for-sale) and construction loans (residential and other) comprised approximately 89% and 3%, respectively, of the principal amount of total loans in the Bank’s portfolio.  At March 31, 2024, all of the Bank’s real estate mortgage and construction loans were secured fully or in part by deeds of trust on underlying real estate.  Most of the Company’s customers, including its loan customers, are located in the State of California.

Recently, several of California’s largest home insurance providers, including State Farm, Allstate, Farmers, USAA, Travelers, Nationwide and Chubb, have either paused or severely limited their issuance of new policies, or their renewal of existing policies, in the state. Mounting claims from wildfire damages, the increasing cost of building and repairing homes in California, and a steep increase in reinsurance premiums, as well as state insurance regulations that make it difficult for insurers to adjust premiums in response to the evolving risk landscape, have challenged the capacity of insurance companies to sustainably and profitably offer home insurance in California. The result of these actions has been to significantly limit the availability of home insurance in California, where homeowners already face escalating property values and high wildfire, seismic, severe weather and other risks.

Index
The California Department of Insurance enforces some safeguards to temporarily shield homeowners from the cancellation or non-renewal of home insurance policies in high-risk areas, particularly those prone to wildfires.  In addition, the California Fair Access to Insurance Requirements (FAIR) Plan, a state-established risk pool, operates as an insurer of last resort, providing temporary coverage for California homeowners unable to obtain (generally at increased premium cost) such coverage from a traditional insurance carrier; however, enrollment in the FAIR Plan as a percentage of the total number of residential insurance policies in California has steadily increased over the past five years, particularly in counties with the highest wildfire risk, threatening the ongoing stability of the Plan.  In late 2023, following the California Governor’s declaration of a State of Emergency regarding property insurance, the Insurance Commissioner of the State of California introduced a comprehensive package of executive actions aimed at insurance reform; however, there can be no assurance that these regulatory actions will increase insurance availability or stabilize and strengthen California’s insurance market.

Many homeowners in the State of California have been negatively impacted by the contraction of insurance options in the State and the resulting lack of access to affordable home insurance, which could adversely impact the ability of prospective homebuyers to obtain insurance, and escalating premiums and limited coverage options could result in limiting coverage in the event of loss.  If any loss suffered by a loan customer of the Bank is not insured or exceeds applicable insurance limits, this could increase the risk of loss in the Bank’s loan portfolio, which could have a material adverse effect on the Company’s business, financial condition, and results of operations.  For additional information, see “The Bank’s Dependence on Real Estate Lending Increases Our Risk of Losses” in Part I, Item 1A “Risk Factors” in our 2023 Annual Report on Form 10-K.

Index
ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. – OTHER INFORMATION

None.

ITEM 6. – EXHIBITS

Exhibit Number	Description of Document

10.44	Employment Agreement for Brett Hamilton, Executive Vice President and Chief Credit Officer, between First Northern Bank and Mr. Hamilton dated as of April 1, 2024 - provided herewith**

31.1	Rule 13a — 14(a) Certification of Chief Executive Officer

31.2	Rule 13a — 14(a) Certification of Chief Financial Officer

32.1*	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2*	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

**  Management contract or compensatory plan, contract or arrangement.

Index
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST NORTHERN COMMUNITY BANCORP

Date:	May 9, 2024	By:	/s/ Kevin Spink

Kevin Spink, Executive Vice President / Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)