Form 10-Q
period 2024-06-30
FIRST NORTHERN COMMUNITY BANCORP
filed 2024-08-09
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024

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

The number of shares of Common Stock outstanding as of August 5, 2024 was 15,396,989.

FIRST NORTHERN COMMUNITY BANCORP

Index
PART I – FINANCIAL INFORMATION

FIRST NORTHERN COMMUNITY BANCORP

ITEM I.    – FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)	June 30, 2024	December 31, 2023

Assets

Cash and cash equivalents	$181,783	$149,211
Certificates of deposit	16,860	19,710
Investment securities – available-for-sale, at estimated fair value, net of allowance for credit losses of $0; amortized cost of $611,056 at June 30, 2024 and $620,314 at December 31, 2023	561,074	572,357
Loans, net of allowance for credit losses of $17,024 at June 30, 2024 and $16,596 at December 31, 2023	1,049,148	1,052,465
Loans held-for-sale	267	—
Stock in Federal Home Loan Bank and other equity securities, at cost	10,518	10,518
Premises and equipment, net	9,549	9,962
Core deposit intangible	3,727	4,141
Interest receivable and other assets	55,089	53,468

Total Assets	$1,888,015	$1,871,832

Liabilities and Stockholders’ Equity

Liabilities:

Demand deposits	$746,004	$744,799
Interest-bearing transaction deposits	371,226	380,477
Savings and MMDA’s	430,927	431,472
Time, $250,000 or less	124,079	109,373
Time, over $250,000	34,823	26,323
Total deposits	1,707,059	1,692,444

Interest payable and other liabilities	15,229	20,143

Total Liabilities	1,722,288	1,712,587
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Common stock, no par value; 32,000,000 shares authorized; 15,419,573 shares issued and outstanding at June 30, 2024 and 15,482,332 shares issued and outstanding at December 31, 2023	122,776	123,235
Additional paid-in capital	977	977
Retained earnings	77,128	68,760
Accumulated other comprehensive loss, net	(35,154)	(33,727)
Total Stockholders’ Equity	165,727	159,245

Total Liabilities and Stockholders’ Equity	$1,888,015	$1,871,832

See notes to unaudited condensed consolidated financial statements.

Index
FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)	Three months ended June 30, 2024	Three months ended June 30, 2023	Six months ended June 30, 2024	Six months ended June 30, 2023
Interest and dividend income:
Loans	$13,830	$13,722	$27,305	$25,099
Due from banks interest bearing accounts	2,084	2,503	3,799	4,903
Investment securities
Taxable	3,088	2,673	5,933	5,356
Non-taxable	261	220	513	493
Other earning assets	267	165	523	343
Total interest and dividend income	19,530	19,283	38,073	36,194
Interest expense:
Deposits	3,552	1,501	6,733	2,431
Total interest expense	3,552	1,501	6,733	2,431
Net interest income	15,978	17,782	31,340	33,763
Provision for credit losses	1,050	2,600	750	2,600
Net interest income after provision for credit losses	14,928	15,182	30,590	31,163
Non-interest income:
Service charges on deposit accounts	437	411	865	823
Gains on sales of loans held-for-sale	5	13	5	31
Investment and brokerage services income	137	130	276	251
Mortgage brokerage income	11	—	20	10
Loan servicing income	66	66	133	130
Debit card income	705	727	1,364	1,381
Losses on sales/calls of available-for-sale securities	(38)	(66)	(80)	(64)
Gain on bargain purchase	—	—	—	1,405
Other income	161	225	408	412
Total non-interest income	1,484	1,506	2,991	4,379
Non-interest expenses:
Salaries and employee benefits	5,593	6,471	12,264	13,276
Occupancy and equipment	1,183	1,057	2,310	2,074
Data processing	966	997	1,986	2,016
Stationery and supplies	82	69	142	169
Advertising	86	65	194	211
Directors’ fees	86	85	155	151
Amortization of core deposit intangible	203	226	414	377
Other expense	2,100	1,397	4,061	3,377
Total non-interest expenses	10,299	10,367	21,526	21,651
Income before provision for income taxes	6,113	6,321	12,055	13,891
Provision for income taxes	1,689	1,757	3,355	3,838

Net income	$4,424	$4,564	$8,700	$10,053

Basic earnings per common share	$0.29	$0.30	$0.57	$0.66
Diluted earnings per common share	$0.29	$0.30	$0.57	$0.66

See notes to unaudited condensed consolidated financial statements.

Index
FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)	Three months ended June 30, 2024	Three months ended June 30, 2023	Six months ended June 30, 2024	Six months ended June 30, 2023
Net income	$4,424	$4,564	$8,700	$10,053
Other comprehensive income (loss), net of tax:
Unrealized holding (losses) gains arising during the period, net of tax effect of $4 and $(1,570) for the three months ended June 30, 2024 and June 30, 2023, respectively, and $(621) and $952 for the six months ended June 30, 2024 and June 30, 2023, respectively	7	(3,736)	(1,483)	2,278
Less: reclassification adjustment due to losses realized on sales of securities, net of tax effect of $11 and $20 for the three months ended June 30, 2024 and June 30, 2023, respectively, and $24 and $19 for the six months ended June 30, 2024 and June 30, 2023, respectively	27	46	56	45
Other comprehensive income (loss), net of tax	$34	$(3,690)	$(1,427)	$2,323

Comprehensive income	$4,458	$874	$7,273	$12,376

See notes to unaudited condensed consolidated financial statements.

Index
FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive Income (Loss),
	Shares	Amounts	Capital	Earnings	net of tax	Total

Balance at December 31, 2022	14,652,584	$116,099	$977	$54,492	$(46,528)	$125,040
Cumulative change from adoption of ASU 2016-13 on January 1, 2023				(916)		(916)
Balance at January 1, 2023 (as adjusted for adoption of accounting standard)	14,652,584	116,099	977	53,576	(46,528)	124,124
Net income				5,489		5,489
Other comprehensive income, net of taxes					6,013	6,013
Stock dividend adjustment	3,525	296		(296)		—
Cash in lieu of fractional shares	(164)			(7)		(7)
Stock-based compensation		192				192
Common shares issued related to restricted stock grants	72,242	—				—
Stock options exercised, net of swapped shares	11,000	—				—
Stock repurchase and retirement	(3,580)	(26)				(26)
Balance at March 31, 2023	14,735,607	$116,561	$977	$58,762	$(40,515)	$135,785
Net income				4,564		4,564
Other comprehensive loss, net of taxes					(3,690)	(3,690)
Stock-based compensation		188				188
Common shares issued related to restricted stock grants	1,500	—				—
Stock repurchase and retirement	(16,474)	(117)				(117)
Balance at June 30, 2023	14,720,633	$116,632	$977	$63,326	$(44,205)	$136,730

Balance at December 31, 2023	15,482,332	$123,235	$977	$68,760	$(33,727)	$159,245
Net income				4,276		4,276
Other comprehensive loss, net of taxes					(1,461)	(1,461)
Stock dividend adjustment	2,671	325		(325)		—
Cash in lieu of fractional shares	(148)			(7)		(7)
Stock-based compensation		296				296
Common shares issued related to restricted stock grants, net of restricted stock reversals	57,489	—				—
Stock options exercised, net of swapped shares	8,387	—				—
Balance at March 31, 2024	15,550,731	$123,856	$977	$72,704	$(35,188)	$162,349
Net income				4,424		4,424
Other comprehensive income, net of taxes					34	34
Stock-based compensation		159				159
Common shares issued related to restricted stock grants	4,470					—
Stock repurchase and retirement	(137,500)	(1,239)				(1,239)
Stock options exercised, net of swapped shares	1,872	—				—
Balance at June 30, 2024	15,419,573	$122,776	$977	$77,128	$(35,154)	$165,727

See notes to unaudited condensed consolidated financial statements.

Index
FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	(in thousands)
	Six months ended June 30, 2024	Six months ended June 30, 2023
Cash Flows From Operating Activities
Net income	$8,700	$10,053
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	532	480
Accretion and amortization of investment securities premiums and discounts, net	505	1,150
(Decrease) increase in deferred loan origination fees and costs, net	(36)	553
Amortization of core deposit intangible	414	377
Provision for credit losses	750	2,600
Stock-based compensation	455	380
Losses on sales/calls of available-for-sale securities	80	64
Amortization of operating lease right-of-use asset	510	536
Gains on sales of loans held-for-sale	(5)	(31)
Proceeds from sales of loans held-for-sale	1,699	1,945
Originations of loans held-for-sale	(1,961)	(2,925)
Gain on bargain purchase	—	(1,405)
Changes in assets and liabilities:
(Increase) decrease in interest receivable and other assets	(1,533)	828
Decrease in interest payable and other liabilities	(4,914)	(1,617)
Net cash provided by operating activities	5,196	12,988

Cash Flows From Investing Activities
Proceeds from calls or maturities of available-for-sale securities	42,785	15,265
Proceeds from sales of available-for-sale securities	2,932	16,986
Principal repayments on available-for-sale securities	35,155	36,202
Purchases of available-for-sale securities	(72,199)	(35,941)
Proceeds from maturities of certificates of deposit	5,430	1,963
Purchases of certificates of deposit	(2,580)	(2,207)
Net decrease (increase) in loans	2,603	(46,730)
Purchases of Federal Home Loan Bank stock and other equity securities, at cost	—	(1,078)
Purchases of premises and equipment	(119)	(506)
Cash and cash equivalents acquired in acquisition	—	103,425
Net cash provided by investing activities	14,007	87,379

Cash Flows From Financing Activities
Net increase (decrease) in deposits	14,615	(82,828)
Cash dividends paid in lieu of fractional shares	(7)	(7)
Repurchases of common stock	(1,239)	(143)
Net cash provided by (used in) by financing activities	13,369	(82,978)

Net increase in Cash and Cash Equivalents	32,572	17,389
Cash and Cash Equivalents, beginning of period	149,211	187,417
Cash and Cash Equivalents, end of period	$181,783	$204,806

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$7,151	$2,000
Income taxes	4,520	—
Supplemental disclosures of non-cash investing and financing activities:
Stock dividend distributed	6,392	5,652
Unrealized holding (losses) gains on available for sale securities, net of taxes	(1,427)	2,323
Market value of shares tendered in-lieu of cash to pay for exercise of options	348	81
Recognition of right-of-use assets obtained in exchange for operating lease liabilities	—	245
Non-cash assets acquired (liabilities assumed) in acquisition:
Total assets acquired	—	12,612
Total liabilities assumed	—	(115,916)

See notes to unaudited condensed consolidated financial statements.

Index
FIRST NORTHERN COMMUNITY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024 and 2023 and December 31, 2023
1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of First Northern Community Bancorp (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 as filed with the Securities and Exchange Commission (“SEC”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. All material intercompany balances and transactions have been eliminated in consolidation.

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

Recently Issued Accounting Pronouncements

In January 2021, the Financial Accounting Standards Board (FASB) issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope.  This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition.  An entity may elect to apply ASU 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued.   An entity may elect to apply ASU 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020.  In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848.  This ASU extends the period of time preparers can utilize the reference rate reform relief guidance in Topic 848.  ASU 2022-06 defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848.  The Company is in the process of evaluating the provisions of this ASU but does not expect it to have a material impact on the Company’s consolidated financial statements.

In August 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture (JV) Formations: Recognition and Initial Measurement. The guidance requires newly formed JVs to apply a new basis of accounting to all of its contributed net assets, which results in the JV initially measuring its contributed net assets under ASC 805-20, Business Combinations. The new guidance would be applied prospectively and is effective for all newly formed joint venture entities with a formation date on or after January 1, 2025, with early adoption permitted. The Company is evaluating the accounting and disclosure requirements of this update and the impact of adopting the new guidance on the consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.  The amendments in this ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.  Early adoption is permitted. The Company has determined that its current business and operations consist of a single business segment and single reporting unit. The Company is currently evaluating the impact on the Company's consolidated financial statements as the Company has a single reportable segment.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Among other things, these amendments provide additional transparency into an entity’s income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The standard requires that public business entities disclose, on an annual basis, specific categories in the rate reconciliation and additional information for reconciling items meeting a certain quantitative threshold. The amendments also require that entities disclose on an annual basis: 1) income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes and 2) the income taxes paid (net of refunds received) disaggregated by individual jurisdictions exceeding 5% of total income taxes paid (net of refunds received). The amendments are effective for public business entities for annual periods beginning after December 15, 2024. The Company is evaluating the accounting and disclosure requirements of this update and the impact of adopting the new guidance on the consolidated financial statements.

In March 2024, the FASB issued guidance within ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. The amendments in the ASU apply to companies that provide employees and non-employees with profits interest and similar awards to align compensation with a company’s operating performance and provide those holders with the opportunity to participate in future profits and/or equity appreciation of the company. The purpose of the ASU is to clarify the application of the scope guidance in Accounting Standards Codification (ASC) paragraph 718-10-15-3 in determining if a profit interest award should be accounted for in accordance with Topic 718: Compensation—Stock Compensation. The amendment in ASC paragraph 718-10-15-3 is solely intended to improve the overall clarity and does not change the guidance. The ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. If a company adopts the amendments in an interim period, it should adopt them as of the beginning of the annual period that includes the interim period. The amendments should be applied either (1) retrospectively to all prior periods presented in the financial statements or (2) on a prospective basis. The Company has evaluated this ASU and does not expect the adoption to have a material impact on the Company’s Consolidated Financial Statements, as the Company does not typically provide these types of awards.

Index
3.	INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses and estimated fair values of investments in debt and other securities at June 30, 2024 are summarized as follows:

	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value	ACL
Investment securities available-for-sale:
U.S. Treasury securities	$86,949	$34	$(2,447)	$84,536	$—
Securities of U.S. government agencies and corporations	108,213	27	(5,703)	102,537	—
Obligations of states and political subdivisions	60,688	130	(4,391)	56,427	—
Collateralized mortgage obligations	105,146	—	(17,617)	87,529	—
Mortgage-backed securities	250,060	41	(20,056)	230,045	—
Total debt securities	$611,056	$232	$(50,214)	$561,074	$—

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

The Company generated $1,961,000 and $9,785,000 in proceeds from sales of available-for-sale securities for the three-month periods ended June 30, 2024 and 2023, respectively.  The Company generated $2,932,000 and $16,986,000 in proceeds from sales of available-for-sale securities for the six-month periods ended June 30, 2024 and 2023, respectively. Gross realized gains on sales of available-for-sale securities were $0 and $38,000 for the three-month periods ended June 30, 2024 and 2023, respectively. Gross realized gains on sales of available-for-sale securities were $0 and $96,000 for the six-month periods ended June 30, 2024 and 2023, respectively. Gross realized losses on sales of available-for-sale securities were $38,000 and $104,000 for the three-month periods ended June 30, 2024 and 2023, respectively. Gross realized losses on sales of available-for-sale securities were $80,000 and $160,000 for the six-month periods ended June 30, 2024  and 2023, respectively.

The amortized cost and estimated fair value of debt and other securities at June 30, 2024, by contractual maturity, are shown in the following table:

(in thousands)	Amortized cost	Estimated fair value

Maturity in years:
Due in one year or less	$54,189	$53,362
Due after one year through five years	136,674	130,067
Due after five years through ten years	31,886	29,638
Due after ten years	33,101	30,433
Subtotal	255,850	243,500
Mortgage-backed securities & Collateralized mortgage obligations	355,206	317,574
Total	$611,056	$561,074

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  In addition, factors such as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities.

Index
An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of June 30, 2024, follows:

(in thousands)	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

U.S. Treasury securities	$21,040	$(52)	$59,394	$(2,395)	$80,434	$(2,447)
Securities of U.S. government agencies and corporations	19,419	(80)	79,620	(5,623)	99,039	(5,703)
Obligations of states and political subdivisions	15,905	(340)	31,958	(4,051)	47,863	(4,391)
Collateralized mortgage obligations	7,538	(69)	78,980	(17,548)	86,518	(17,617)
Mortgage-backed securities	41,951	(823)	174,050	(19,233)	216,001	(20,056)

Total	$105,853	$(1,364)	$424,002	$(48,850)	$529,855	$(50,214)

Eighty securities, all considered investment grade, which had an aggregate fair value of $105,853,000 and a total unrealized loss of $1,364,000, have been in an unrealized loss position for less than twelve months as of June 30, 2024. Four hundred and fifty two securities, all considered investment grade, which had an aggregate fair value of $424,002,000 and a total unrealized loss of $48,850,000, have been in an unrealized loss position for more than twelve months as of June 30, 2024.  The unrealized losses on the Company’s investment securities were caused by market conditions for these types of investments, particularly changes in risk-free interest rates.  The decline in fair value is attributable to changes in interest rates and not credit quality, and the Company does not intend to sell the securities.  The Company has concluded it is not more likely than not that the Company will be required to sell these securities prior to recovery of their anticipated cost basis. Therefore, as of June 30, 2024, the Company has not recorded an allowance for credit losses on these securities and the unrecognized or unrealized losses on these securities have not been recognized into income.

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

Investment securities carried at $49,719,000 and $43,884,000 at June 30, 2024 and December 31, 2023, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

Index
4.	LOANS AND ALLOWANCE FOR CREDIT LOSSES

The composition of the Company’s loan portfolio, by loan class, as of June 30, 2024 and December 31, 2023 was as follows:

($ in thousands)	June 30, 2024	December 31, 2023

Commercial	$110,749	$106,897
Commercial Real Estate	728,724	721,729
Agriculture	96,191	105,838
Residential Mortgage	106,671	107,328
Residential Construction	7,647	12,323
Consumer	16,076	14,868

	1,066,058	1,068,983
Allowance for credit losses	(17,024)	(16,596)
Deferred origination fees and costs, net	114	78

Loans, net	$1,049,148	$1,052,465

At June 30, 2024 and December 31, 2023, all loans were pledged under a blanket collateral lien to secure actual or potential borrowings from the Federal Home Loan Bank (“FHLB”).

Allowance for Credit Losses

The following tables summarize the activity in the allowance for credit losses on loans which is recorded as a contra asset, and the reserve for unfunded commitments which is recorded on the balance sheet within other liabilities as of and for the three and six months ended June 30, 2024.

	Allowance for credit losses – Three months ended June 30, 2024
($ in thousands)	Beginning balance	Charge-offs	Recoveries	Provision (recovery)	Ending Balance
Commercial	$1,547	$(427)	$6	$1,233	$2,359
Commercial Real Estate	10,496	—	—	(57)	10,439
Agriculture	1,641	—	—	39	1,680
Residential Mortgage	1,901	—	—	(39)	1,862
Residential Construction	361	—	—	19	380
Consumer	300	(1)	—	5	304
Allowance for credit losses on loans	16,246	(428)	6	1,200	17,024
Reserve for unfunded commitments	1,100	—	—	(150)	950
Total	$17,346	$(428)	$6	$1,050	$17,974

	Allowance for credit losses – Six months ended June 30, 2024
($ in thousands)	Beginning balance	Charge-offs	Recoveries	Provision (recovery)	Ending Balance
Commercial	$2,041	$(557)	$47	$828	$2,359
Commercial Real Estate	10,864	—	—	(425)	10,439
Agriculture	997	—	—	683	1,680
Residential Mortgage	2,005	—	—	(143)	1,862
Residential Construction	334	—	—	46	380
Consumer	355	(14)	2	(39)	304
Allowance for credit losses on loans	16,596	(571)	49	950	17,024
Reserve for unfunded commitments	1,150	—	—	(200)	950
Total	$17,746	$(571)	$49	$750	$17,974

The following tables summarize the activity in the allowance for credit losses on loans which is recorded as a contra asset, and the reserve for unfunded commitments which is recorded on the balance sheet within other liabilities as of and for the three and six months ended June 30, 2023.

	Allowance for credit losses – Three months ended June 30, 2023
($ in thousands)	Beginning balance	Charge-offs	Recoveries	Provision (recovery)	Ending Balance
Commercial	$1,903	$(51)	$112	$(172)	$1,792
Commercial Real Estate	9,957	—	—	182	10,139
Agriculture	949	(2,567)	—	2,565	947
Residential Mortgage	1,825	—	—	15	1,840
Residential Construction	453	—	—	38	491
Consumer	397	—	1	(28)	370
Allowance for credit losses on loans	15,484	(2,618)	113	2,600	15,579
Reserve for unfunded commitments	1,200	—	—	—	1,200
Total	$16,684	$(2,618)	$113	$2,600	$16,779

	Allowance for credit losses – Six months ended June 30, 2023
($ in thousands)	Beginning balance	Adoption of CECL	Charge-offs	Recoveries	Provision (recovery)	Ending Balance
Commercial	$1,491	$689	$(178)	$135	$(345)	$1,792
Commercial Real Estate	10,259	(513)	—	—	393	10,139
Agriculture	1,789	(742)	(2,567)	—	2,467	947
Residential Mortgage	896	923	(3)	—	24	1,840
Residential Construction	181	221	—	—	89	491
Consumer	176	222	(1)	1	(28)	370
Allowance for credit losses on loans	14,792	800	(2,749)	136	2,600	15,579
Reserve for unfunded commitments	700	500	—	—	—	1,200
Total	$15,492	$1,300	$(2,749)	$136	$2,600	$16,779

The Company moved from California state loss drivers to national loss drivers at the beginning of 2024. The reason for the change is a higher loan loss correlation between the national loss driver variables than the state loss driver variables. During the quarter ended June 30, 2024, the levels of forecasted national unemployment and forecasted gross domestic product remained relatively stable, however, there was an increase in nonaccrual loans requiring specific reserves. As a result, the Company recorded provision for credit losses of $1,050,000 and $750,000 for the three and six months ended June 30, 2024. Management believes the allowance for credit losses at June 30, 2024 appropriately reflected expected credit losses in the loan portfolio at that date.

Index

Collateral-Dependent Loans

In accordance with ASC 326, a loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. All loans individually analyzed were collateral-dependent loans as of June 30, 2024 and December 31, 2023. The following table presents the amortized cost basis of collateral-dependent loans by class, which are individually evaluated to determine expected credit losses as of June 30, 2024 and December 31, 2023:

June 30, 2024
($ in thousands)	Secured by 1-4 Family Residential Properties-1st lien	Secured by 1-4 Family Residential Properties-junior lien	Secured by 1-4 Family Residential Properties- revolving	Commercial	Construction and land development	Secured by farmland	Agriculture production loans	Total
Commercial	$—	$—	$—	$2,374	$—	$—	$—	$2,374
Commercial Real Estate	—	—	—	—	—	—	—	—
Agriculture	—	—	—	—	—	849	1,723	2,572
Residential Mortgage	1,275	—	—	—	—	—	—	1,275
Residential Construction	—	—	—	—	—	—	—	—
Consumer	—	319	265	—	—	—	—	584
Total	$1,275	$319	$265	$2,374	$—	$849	$1,723	$6,805

December 31, 2023
($ in thousands)	Secured by 1-4 Family Residential Properties-1st lien	Secured by 1-4 Family Residential Properties-junior lien	Secured by 1-4 Family Residential Properties- revolving	Commercial	Construction and land development	Secured by farmland	Agriculture production loans	Total
Commercial	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate	—	—	—	—	—	—	—	—
Agriculture	—	—	—	—	—	946	1,925	2,871
Residential Mortgage	424	—	—	—	—	—	—	424
Residential Construction	—	—	—	—	—	—	—	—
Consumer	—	351	352	—	—	—	—	703
Total	$424	$351	$352	$—	$—	$946	$1,925	$3,998

Foreclosure Proceedings

The Company had no residential real estate property in the process of foreclosure at June 30, 2024 and December 31, 2023.

Index
Non-accrual and Past Due Loans

The Company’s loans by delinquency and non-accrual status, as of June 30, 2024 and December 31, 2023, was as follows:

($ in thousands)	30-59 days Past Due & Accruing	60-89 days Past Due & Accruing	90 days or More Past Due & Accruing	Nonaccrual Loans	Total Past Due & Nonaccrual Loans	Current & Accruing Loans	Total Loans	Nonaccrual loans with No ACL
June 30, 2024
Commercial	$220	$556	$—	$2,374	$3,150	$107,599	$110,749	$605
Commercial Real Estate	305	—	—	—	305	728,419	728,724	—
Agriculture	—	—	—	2,572	2,572	93,619	96,191	2,572
Residential Mortgage	863	79	—	1,275	2,217	104,454	106,671	1,275
Residential Construction	—	—	—	—	—	7,647	7,647	—
Consumer	—	—	—	584	584	15,492	16,076	584
Total	$1,388	$635	$—	$6,805	$8,828	$1,057,230	$1,066,058	$5,036

December 31, 2023
Commercial	$91	$178	$—	$—	$269	$106,628	$106,897	$—
Commercial Real Estate	—	—	—	—	—	721,729	721,729	—
Agriculture	—	—	—	2,871	2,871	102,967	105,838	2,871
Residential Mortgage	976	—	916	424	2,316	105,012	107,328	424
Residential Construction	—	—	3,420	—	3,420	8,903	12,323	—
Consumer	194	—	—	703	897	13,971	14,868	703
Total	$1,261	$178	$4,336	$3,998	$9,773	$1,059,210	$1,068,983	$3,998

The Company recognized $314,000 and $1,285,000 of interest income on nonaccrual loans during the three months ended June 30, 2024 and June 30, 2023, respectively. The Company recognized $319,000 and $1,285,000 of interest income on nonaccrual loans during the six months ended June 30, 2024 and June 30, 2023, respectively.

Loan Modifications

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

The amortized cost basis of loans that were experiencing both financial difficulty and modification during the three months ended June 30, 2024 were as follows:

($ in thousands)	Term Extension	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable

Commercial	$75	$—	0.07%
Commercial Real Estate	—	—	—
Agriculture	—	—	—
Residential Mortgage	—	—	—
Residential Construction	—	—	—
Consumer	—	—	—
Total	$75	$—	0.01%

The amortized cost basis of loans that were experiencing both financial difficulty and modification during the six months ended June 30, 2024 were as follows:

($ in thousands)	Term Extension	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable

Commercial	$2,793	$—	2.52%
Commercial Real Estate	—	—	—
Agriculture	—	—	—
Residential Mortgage	—	—	—
Residential Construction	—	—	—
Consumer	—	—	—
Total	$2,793	$—	0.26%

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

The Company had no commitments to lend additional funds to borrowers whose loans were modified at June 30, 2024.

The following table presents the financial effect of the loan modifications to borrowers experiencing financial difficulty during the three-month period ended June 30, 2024:

($ in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in months)
Commercial	—	62
Commercial Real Estate	—	—
Agriculture	—	—
Residential Mortgage	—	—
Residential Construction	—	—
Consumer	—	—
Total	—	62

Index
The following table presents the financial effect of the loan modifications to borrowers experiencing financial difficulty during the six-month period ended June 30, 2024:

($ in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in months)
Commercial	—	10
Commercial Real Estate	—	—
Agriculture	—	—
Residential Mortgage	—	—
Residential Construction	—	—
Consumer	—	—
Total	—	10

The following table presents the financial effect of the loan modifications to borrowers experiencing financial difficulty during the three-month period ended June 30, 2023:

($ in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in months)
Commercial	—	—
Commercial Real Estate	0.25%	26
Agriculture	—	4
Residential Mortgage	—	—
Residential Construction	—	—
Consumer	—	—
Total	0.25%	6

The following table presents the financial effect of the loan modifications to borrowers experiencing financial difficulty during the six-month period ended June 30, 2023:

($ in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in months)
Commercial	0.50%	38
Commercial Real Estate	0.25%	26
Agriculture	—	4
Residential Mortgage	—	—
Residential Construction	—	—
Consumer	—	—
Total	0.28%	6

There were no loans modified within the previous twelve months and for which there was a payment default during the three and six month periods ended June 30, 2024.

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

The following tables present the loan portfolio by loan class, origination year, and internal risk rating as of June 30, 2024. Generally, existing term loans that were re-underwritten are reflected in the table in the year of renewal. Lines of credit that have a conversion feature at the time of origination, such as construction to permanent loans, are presented by year of origination. Revolving loans converted to term loans totaled $5,044,000 as of June 30, 2024.

(in thousands)
	Term Loans Amortized Cost Basis by Origination Year - As of June 30, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial
Pass	$20,954	$16,123	$13,979	$14,177	$4,494	$9,188	$23,130	$102,045
Special Mention	—	—	969	2,051	189	271	1,590	5,070
Substandard	756	—	—	466	504	—	139	1,865
Doubtful/Loss	—	—	1,769	—	—	—	—	1,769
Total Commercial loans	$21,710	$16,123	$16,717	$16,694	$5,187	$9,459	$24,859	$110,749
Year-to-date Period Charge-offs	—	(113)	(224)	(5)	(13)	(2)	(200)	(557)
Year-to-date Recoveries	—	—	4	—	—	43	—	47
Year-to-date Net Charge-offs	—	(113)	(220)	(5)	(13)	41	(200)	(510)

Commercial Real Estate
Pass	$43,656	$109,602	$173,398	$177,217	$41,884	$153,674	$6,700	$706,131
Special Mention	516	—	—	2,787	—	1,236	—	4,539
Substandard	—	388	1,017	7,514	1,661	7,474	—	18,054
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Commercial Real Estate loans	$44,172	$109,990	$174,415	$187,518	$43,545	$162,384	$6,700	$728,724
Year-to-date Charge-offs	—	—	—	—	—	—	—	—
Year-to-date Recoveries	—	—	—	—	—	—	—	—
Year-to-date Net Charge-offs	—	—	—	—	—	—	—	—

Agriculture
Pass	$4,432	$7,042	$16,997	$20,401	$6,644	15,521	$17,599	$88,636
Special Mention	—	—	1,890	2,996	—	—	—	4,886
Substandard	—	—	—	849	—	—	1,820	2,669
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Agriculture loans	$4,432	$7,042	$18,887	$24,246	$6,644	$15,521	$19,419	$96,191
Year-to-date Charge-offs	—	—	—	—	—	—	—	—
Year-to-date Recoveries	—	—	—	—	—	—	—	—
Year-to-date Net Charge-offs	—	—	—	—	—	—	—	—

Index
(in thousands)
	Term Loans Amortized Cost Basis by Origination Year - As of June 30, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Residential Mortgage
Pass	$1,306	$20,329	$23,177	$27,674	$13,604	$19,306	$—	$105,396
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	36	—	1,239	—	1,275
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Residential Mortgage loans	$1,306	$20,329	$23,177	$27,710	$13,604	$20,545	$—	$106,671
Year-to-date Charge-offs	—	—	—	—	—	—	—	—
Year-to-date Recoveries	—	—	—	—	—	—	—	—
Year-to-date Net Charge-offs	—	—	—	—	—	—	—	—

Residential Construction
Pass	$1,055	$3,245	$2,051	$1,296	$—	$—	$—	$7,647
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Residential Construction loans	$1,055	$3,245	$2,051	$1,296	$—	$—	$—	$7,647
Year-to-date Charge-offs	—	—	—	—	—	—	—	—
Year-to-date Recoveries	—	—	—	—	—	—	—	—
Year-to-date Net Charge-offs	—	—	—	—	—	—	—	—

Consumer
Pass	$247	$174	$1,151	$125	$129	$281	$13,385	$15,492
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	584	584
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Consumer loans	$247	$174	$1,151	$125	$129	$281	$13,969	$16,076
Year-to-date Charge-offs	(14)	—	—	—	—	—	—	(14)
Year-to-date Recoveries	—	—	—	—	—	2	—	2
Year-to-date Net Charge-offs	(14)	—	—	—	—	2	—	(12)

Total Loans
Pass	$71,650	$156,515	$230,753	$240,890	$66,755	$197,970	$60,814	$1,025,347
Special Mention	516	—	2,859	7,834	189	1,507	1,590	14,495
Substandard	756	388	1,017	8,865	2,165	8,713	2,543	24,447
Doubtful/Loss	—	—	1,769	—	—	—	—	1,769
Total Loans	$72,922	$156,903	$236,398	$257,589	$69,109	$208,190	$64,947	$1,066,058
Year-to-date Charge-offs	$(14)	$(113)	$(224)	$(5)	$(13)	$(2)	$(200)	$(571)
Year-to-date Recoveries	$—	$—	$4	$—	$—	$45	$—	$49
Year-to-date Net Charge-offs	$(14)	$(113)	$(220)	$(5)	$(13)	$43	$(200)	$(522)

Index
(in thousands)
	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial
Pass	$19,776	$16,961	$15,833	$5,381	$7,420	$6,298	$26,183	$97,852
Special Mention	—	1,122	2,530	235	308	—	2,936	7,131
Substandard	—	32	1,152	542	—	—	188	1,914
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Commercial loans	$19,776	$18,115	$19,515	$6,158	$7,728	$6,298	$29,307	$106,897
Year-to-date Period Charge-offs	(47)	(196)	(36)	—	(87)	—	—	(366)
Year-to-date Recoveries	—	—	—	—	87	148	—	235
Year-to-date Net Charge-offs	(47)	(196)	(36)	—	—	148	—	(131)

Commercial Real Estate
Pass	$115,807	$173,918	$191,907	$50,150	$52,157	$107,909	$6,879	$698,727
Special Mention	—	—	7,448	—	2,869	1,273	—	11,590
Substandard	395	—	1,712	1,684	6,604	1,017	—	11,412
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Commercial Real Estate loans	$116,202	$173,918	$201,067	$51,834	$61,630	$110,199	$6,879	$721,729
Year-to-date Charge-offs	—	—	—	—	—	—	—	—
Year-to-date Recoveries	—	—	—	—	—	—	—	—
Year-to-date Net Charge-offs	—	—	—	—	—	—	—	—

Agriculture
Pass	$6,842	$16,985	$20,511	$8,792	$2,509	11,437	$29,893	$96,969
Special Mention	—	1,937	2,996	—	—	1,064	—	5,997
Substandard	—	—	946	—	1,926	—	—	2,872
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Agriculture loans	$6,842	$18,922	$24,453	$8,792	$4,435	$12,501	$29,893	$105,838
Year-to-date Charge-offs	(1,825)	—	—	—	—	—	(742)	(2,567)
Year-to-date Recoveries	1,825	—	—	—	—	—	742	2,567
Year-to-date Net Charge-offs	—	—	—	—	—	—	—	—

Index
(in thousands)
	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Residential Mortgage
Pass	$20,239	$24,906	$26,429	$14,500	$5,481	$15,349	$—	$106,904
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	39	—	—	385	—	424
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Residential Mortgage loans	$20,239	$24,906	$26,468	$14,500	$5,481	$15,734	$—	$107,328
Year-to-date Charge-offs	—	—	—	—	—	(3)	—	(3)
Year-to-date Recoveries	—	—	—	—	—	—	—	—
Year-to-date Net Charge-offs	—	—	—	—	—	(3)	—	(3)

Residential Construction
Pass	$3,714	$1,991	$3,198	$—	$—	$—	$—	$8,903
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	3,420	—	—	—	—	—	3,420
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Residential Construction loans	$3,714	$5,411	$3,198	$—	$—	$—	$—	$12,323
Year-to-date Charge-offs	—	—	—	—	—	—	—	—
Year-to-date Recoveries	—	—	—	—	—	—	—	—
Year-to-date Net Charge-offs	—	—	—	—	—	—	—	—

Consumer
Pass	$350	$758	$133	$149	$70	$273	$12,516	$14,249
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	619	619
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Consumer loans	$350	$758	$133	$149	$70	$273	$13,135	$14,868
Year-to-date Charge-offs	(13)	—	—	—	—	—	—	(13)
Year-to-date Recoveries	—	—	—	—	—	1	—	1
Year-to-date Net Charge-offs	(13)	—	—	—	—	1	—	(12)

Total Loans
Pass	$166,728	$235,519	$258,011	$78,972	$67,637	$141,266	$75,471	$1,023,604
Special Mention	—	3,059	12,974	235	3,177	2,337	2,936	24,718
Substandard	395	3,452	3,849	2,226	8,530	1,402	807	20,661
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Loans	$167,123	$242,030	$274,834	$81,433	$79,344	$145,005	$79,214	$1,068,983
Year-to-date Charge-offs	$(1,885)	$(196)	$(36)	$—	$(87)	$(3)	$(742)	$(2,949)
Year-to-date Recoveries	$1,825	$—	$—	$—	$87	$149	$742	$2,803
Year-to-date Net Charge-offs	$(60)	$(196)	$(36)	$—	$—	$146	$—	$(146)

Index
5.	MORTGAGE OPERATIONS

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold.  The Company sold a substantial portion of its portfolio of conforming long-term residential mortgage loans originated during the six months ended June 30, 2024 for cash proceeds equal to the fair value of the loans.  The Company serviced real estate mortgage loans for others totaling $178,746,000 and $184,288,000 at June 30, 2024 and December 31, 2023, respectively.

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

Key assumptions used in measuring the fair value of mortgage servicing rights as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024	December 31, 2023

Constant prepayment rate	6.68%	6.09%
Discount rate	10.00%	10.50%
Weighted average life (years)	7.62	7.99

The following tables summarize the changes to the Company’s mortgage servicing rights assets as of the periods presented. Mortgage servicing rights are included in Interest Receivable and Other Assets on the condensed consolidated balance sheets.

	(in thousands)
	March 31, 2024	Additions	Reductions	June 30, 2024

Mortgage servicing rights	$1,434	$4	$(51)	$1,387
Valuation allowance	—	—	—	—
Mortgage servicing rights, net of valuation allowance	$1,434	$4	$(51)	$1,387

	(in thousands)
	December 31, 2023	Additions	Reductions	June 30, 2024

Mortgage servicing rights	$1,482	$11	$(106)	$1,387
Valuation allowance	—	—	—	—
Mortgage servicing rights, net of valuation allowance	$1,482	$11	$(106)	$1,387

At June 30, 2024 and December 31, 2023, the estimated fair market value of the Company’s mortgage servicing rights assets was $2,016,000 and $2,094,000, respectively.  The change in fair value of mortgage servicing rights during 2024 was primarily due to a decrease in the amount of mortgage loans serviced coupled with changes in prepayment speeds and the discount rate.

The Company received contractually specified servicing fees of $113,000 and $119,000 for the three months ended June 30, 2024 and June 30, 2023, respectively.  The Company received contractually specified servicing fees of $228,000 and $240,000 for the six months ended June 30, 2024 and June 30, 2023, respectively. Loan servicing income on the condensed consolidated statements of income includes contractually specified servicing fees, mortgage servicing rights additions, amortization and changes in the valuation allowance.

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

Assets Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023.

	(in thousands)
June 30, 2024	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$84,536	$84,536	$—	$—
Securities of U.S. government agencies and corporations	102,537	—	102,537	—
Obligations of states and political subdivisions	56,427	—	56,427	—
Collateralized mortgage obligations	87,529	—	87,529	—
Mortgage-backed securities	230,045	—	230,045	—
Total investments at fair value	$561,074	$84,536	$476,538	$—

	(in thousands)
December 31, 2023	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$87,182	$87,182	$—	$—
Securities of U.S. government agencies and corporations	115,079	—	115,079	—
Obligations of states and political subdivisions	51,677	—	51,677	—
Collateralized mortgage obligations	90,947	—	90,947	—
Mortgage-backed securities	227,472	—	227,472	—
Total investments at fair value	$572,357	$87,182	$485,175	$—

Index
Assets Recorded at Fair Value on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of June 30, 2024.

	(in thousands)
June 30, 2024	Carrying Value	Level 1	Level 2	Level 3
Individually evaluated loans	$1,079	$—	$—	$1,079
Total assets at fair value	$1,079	$—	$—	$1,079

There were no assets measured at fair value on a non-recurring basis as of December 31, 2023.

There were no liabilities measured at fair value on a recurring or non-recurring basis at June 30, 2024 and December 31, 2023.

Key methods and assumptions used in measuring the fair value of collateral dependent loans as of June 30, 2024 were as follows:

	Method	Assumption Inputs

Individually evaluated loans	Collateral, market, income, enterprise, liquidation	External appraised values, management assumptions regarding market trends or other relevant factors, selling costs of 8% (generally ranging from 6% to 10%)

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

Individually Evaluated Loans

The Company does not record loans at fair value on a recurring basis.  Loans that do not share similar risk characteristics are individually evaluated by management.  Included in loans individually evaluated are collateral dependent loans.  A loan is considered to be collateral dependent when repayment is expected to be provided substantially through the operation or sale of the collateral. Collateral dependent loans are considered to have unique risk characteristics and are individually evaluated. The ACL on collateral dependent loans is measured using the fair value of the underlying collateral, adjusted for costs to sell when applicable, less the amortized cost basis of the financial asset. If the value of underlying collateral is determined to be less than the recorded amount of the loan, a charge-off will be taken.  Collateral dependent loans where a charge-off is recorded based on the fair value of collateral require classification in the fair value hierarchy.  When a loan is evaluated based on the fair value of the underlying collateral securing the loan, the Company records the collateral dependent loan as non-recurring Level 3 given the valuation includes significant unobservable assumptions.

Index
Disclosures about Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments for the periods ended June 30, 2024 and December 31, 2023 were approximately as follows:

(in thousands)		June 30, 2024		December 31, 2023
	Level	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	1	$181,783	$181,783	$149,211	$149,211
Certificates of deposit	2	16,860	16,694	19,710	19,570
Stock in Federal Home Loan Bank and other equity securities	3	10,518	10,518	10,518	10,518
Loans receivable:
Net loans	3	1,049,148	967,330	1,052,465	958,077
Loans held-for-sale	2	267	271	—	—
Interest receivable	2	7,108	7,108	6,810	6,810
Mortgage servicing rights	3	1,387	2,016	1,482	2,094
Financial liabilities:
Time deposits	3	158,902	158,642	135,696	135,540
Interest payable	2	1,149	1,149	1,567	1,567

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

Financial instruments, whose contract amounts represent credit risk at the indicated periods, were as follows:

(in thousands)	June 30, 2024	December 31, 2023

Undisbursed loan commitments	$168,295	$187,401
Standby letters of credit	688	1,251
Commitments to sell loans	270	—
	$169,253	$188,652

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank issues both financial and performance standby letters of credit.  The financial standby letters of credit are primarily to guarantee payment to third parties.  At June 30, 2024 and December 31, 2023, there were no financial standby letters of credit outstanding.  The performance standby letters of credit are typically issued to municipalities as specific performance bonds.  Performance standby letters of credit totaled $688,000 and $1,251,000 at June 30, 2024 and December 31, 2023, respectively.  The Bank had experienced no draws on outstanding letters of credit, resulting in no related liability included on its balance sheet; however, should a triggering event occur, the Bank either has collateral in excess of the letter of credit or embedded agreements of recourse from the customer.  The Bank has set aside a reserve for unfunded commitments in the amount of $950,000 and $1,150,000 at June 30, 2024 and December 31, 2023, respectively, which is recorded in “interest payable and other liabilities” on the condensed consolidated balance sheets.

Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans. As of June 30, 2024 and December 31, 2023, the Company had no off-balance sheet derivatives requiring additional disclosure.

The Company may enter into interest rate lock commitments in connection with its mortgage banking activities to fund residential mortgage loans within specified times in the future. These commitments expose the Company to the risk that the price of the loan underlying the interest rate lock commitment might decline from the inception of the interest rate lock to the funding of the mortgage loan. To protect against this risk, the Company may enter into commitments to sell loans to economically hedge the risk of potential changes in the value of the loans that would result from the commitment. These commitments totaled $270,000 and $0 at June 30, 2024 and December 31, 2023, respectively.  Mortgage loans sold to investors may be sold with servicing rights retained, for which the Company makes only standard legal representations and warranties as to meeting certain underwriting and collateral documentation standards. In the past two years, the Company had to repurchase one loan totaling $420,000 due to deficiencies in underwriting or loan documentation.  Management believes that any liabilities that may result from such recourse provisions are not significant.

Index
8.	STOCK PLANS

On January 25, 2024, the Board of Directors of the Company declared a 5% stock dividend payable as of March 25, 2024 to shareholders of record as of February 29, 2024.  All stock options and restricted stock amounts outstanding have been adjusted to give retroactive effect to stock dividends.

The following table presents the activity related to stock options for the three months ended June 30, 2024.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	622,751	$8.52
Granted	—	—
Expired	—	—
Cancelled / Forfeited	—	—
Exercised	(30,358)	8.42
Options outstanding at End of Period	592,393	$8.52	$419,016	4.37
Exercisable (vested) at End of Period	568,709	$8.49	$419,016	4.23

The following table presents the activity related to stock options for the six months ended June 30, 2024.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	642,779	$8.40
Granted	—	—
Expired	—	—
Cancelled / Forfeited	—	—
Exercised	(50,386)	6.92
Options outstanding at End of Period	592,393	$8.52	$419,016	4.37
Exercisable (vested) at End of Period	568,709	$8.49	$419,016	4.23

The intrinsic value of options exercised was $90,000 and $97,000 during the six months ended June 30, 2024 and June 30, 2023, respectively.  The fair value of awards vested was $88,000 and $123,000 during the six months ended June 30, 2024 and June 30, 2023, respectively.

As of June 30, 2024, there was $44,000 of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted average period of approximately 1.75 years.

There was $6,000 and $23,000 of recognized compensation cost related to stock options granted for the three and six months ended June 30, 2024, respectively.

Index
The following table presents the activity related to non-vested restricted stock for the three months ended June 30, 2024.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Non-vested Restricted stock outstanding at Beginning of Period	289,558	$8.52
Granted	4,470	8.95
Cancelled / Forfeited	—	—
Exercised/Released/Vested	—	—
Non-vested restricted stock outstanding at End of Period	294,028	$8.53	$2,660,953	2.78

The following table presents the activity related to non-vested restricted stock for the six months ended June 30, 2024.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Non-vested Restricted stock outstanding at Beginning of Period	274,268	$8.72
Granted	84,046	8.33
Cancelled / Forfeited	(19,212)	8.77
Exercised/Released/Vested	(45,074)	9.21
Non-vested restricted stock outstanding at End of Period	294,028	$8.53	$2,660,953	2.78

The weighted average fair value of restricted stock granted during the six months ended June 30, 2024 was $8.33 per share.

As of June 30, 2024, there was $1,254,000 of total unrecognized compensation cost related to non-vested restricted stock. This cost is expected to be recognized over a weighted average period of approximately 2.78 years.

There was $142,000 and $416,000 of recognized compensation cost related to restricted stock awards for the three and six months ended June 30, 2024, respectively.

Index
The Company has an Employee Stock Purchase Plan (“ESPP”).  There are 376,856 shares authorized for issuance under the ESPP.  The total number of shares authorized has been adjusted to give retroactive effect to stock dividends and stock splits, including the 5% stock dividend declared on January 25, 2024, payable March 25, 2024 to shareholders of record as of February 29, 2024.  The ESPP will expire on March 16, 2026.

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

As of June 30, 2024, there was $15,000 of unrecognized compensation cost related to ESPP issuances. This cost is expected to be recognized over a weighted average period of approximately 0.50 years.

There was $11,000 and $16,000 of recognized compensation cost related to ESPP issuances for the three and six months ended June 30, 2024, respectively.

The weighted average fair value option at issuance date during the six months ended June 30, 2024 was $2.14 per share.

A summary of the weighted average assumptions used in valuing ESPP issuances during the three and six months ended June 30, 2024 is presented below.

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Risk Free Interest Rate	5.27%	5.27%

Expected Dividend Yield	0.00%	0.00%

Expected Life in Years	1.00	1.00

Expected Price Volatility	25.96%	25.96%

Index
9.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table details activity in accumulated other comprehensive income (loss) for the three months ended June 30, 2024.

(in thousands)	Unrealized losses on securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated other comprehensive loss
Balance as of March 31, 2024	$(35,239)	$(70)	$121	$(35,188)
Current period other comprehensive income	34	—	—	34
Balance as of June 30, 2024	$(35,205)	$(70)	$121	$(35,154)

The following table details activity in accumulated other comprehensive loss for the six months ended June 30, 2024.

(in thousands)	Unrealized losses on securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated other comprehensive loss
Balance as of December 31, 2023	$(33,778)	$(70)	$121	$(33,727)
Current period other comprehensive loss	(1,427)	—	—	(1,427)
Balance as of June 30, 2024	$(35,205)	$(70)	$121	$(35,154)

The following table details activity in accumulated other comprehensive loss for the three months ended June 30, 2023.

(in thousands)	Unrealized gains on securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated other comprehensive loss
Balance as of March 31, 2023	$(40,260)	$(308)	$53	$(40,515)
Current period other comprehensive loss	(3,690)	—	—	(3,690)
Balance as of June 30, 2023	$(43,950)	$(308)	$53	$(44,205)

The following table details activity in accumulated other comprehensive loss for the six months ended June 30, 2023.

(in thousands)	Unrealized gains on securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated other comprehensive loss
Balance as of December 31, 2022	$(46,273)	$(308)	$53	$(46,528)
Current period other comprehensive income	2,323	—	—	2,323
Balance as of June 30, 2023	$(43,950)	$(308)	$53	$(44,205)

Index
10.	OUTSTANDING SHARES AND EARNINGS PER SHARE

On January 25, 2024, the Board of Directors of the Company declared a 5% stock dividend payable March 25, 2024 to shareholders of record as of February 29, 2024.  All income per share amounts have been adjusted to give retroactive effect to stock dividends.

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

The following table presents a reconciliation of basic and diluted EPS for the three and six months ended June 30, 2024 and 2023 (dollars in thousands except per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Basic earnings per share:
Net income	$4,424	$4,564	$8,700	$10,053

Weighted average common shares outstanding	15,205,811	15,180,272	15,217,899	15,163,906
Basic EPS	$0.29	$0.30	$0.57	$0.66

Diluted earnings per share:
Net income	$4,424	$4,564	$8,700	$10,053

Weighted average common shares outstanding	15,205,811	15,180,272	15,217,899	15,163,906

Effect of dilutive shares	190,575	97,539	175,301	119,609

Adjusted weighted average common shares outstanding	15,396,386	15,277,811	15,393,200	15,283,515
Diluted EPS	$0.29	$0.30	$0.57	$0.66

Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 355,252 shares and 538,690 shares for the three months ended June 30, 2024 and 2023, respectively.  Unvested restricted stock which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 0 shares and 109,311 shares for the three months ended June 30, 2024 and 2023, respectively.  Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 446,962 shares and 538,700 shares for the six months ended June 30, 2024 and 2023, respectively.  Unvested restricted stock which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 3,902 shares and 71,239 shares for the six months ended June 30, 2024 and 2023, respectively.

Index
11.	LEASES

The Company leases eleven branch and administrative locations under operating leases expiring on various dates through 2031. Leases with an initial term of 12 months or less are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of ASU 2016-02, Leases (Topic 842), the Company combines lease and nonlease components. The Company had no financing leases as of June 30, 2024.

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

The Company had right-of-use assets totaling $3,563,000 and $4,073,000 as of June 30, 2024 and December 31, 2023, respectively. The Company had lease liabilities totaling $4,079,000 and $4,585,000 as of June 30, 2024 and December 31, 2023, respectively. The Company recognized lease expense totaling $304,000 and $293,000 for the three-month periods ended June 30, 2024 and 2023, respectively, and $605,000 and $601,000 for the six-month periods ended June 30, 2024 and 2023, respectively. Lease expense includes operating lease costs, short-term lease costs and variable lease costs.  Lease expense is included in occupancy and equipment expense on the condensed consolidated statements of income.

The table below summarizes the maturity of remaining lease liabilities at June 30, 2024:

(in thousands)	June 30, 2024
2024 (remaining 6 months)	$482
2025	1,051
2026	672
2027	611
2028	625
2029 and thereafter	895
Total lease payments	4,336
Less: interest	(257)
Present value of lease liabilities	$4,079

The following table presents supplemental cash flow information related to leases for the three and six months ended June 30, 2024:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$296	$301	$595	$614
Right-of-use assets obtained in exchange for new operating lease liabilities	—	—	—	245

The following table presents the weighted average operating lease term and discount rate as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023

Weighted-average remaining lease term – operating leases, in years	5.18	5.43
Weighted-average discount rate – operating leases	2.40%	2.42%

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

Index
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

Significant results and developments during the second quarter and year-to-date 2024 included:

•
Net income of $8.7 million for the six months ended June 30, 2024, down 13.5% from $10.1 million earned for the same period last year. Net income of $4.4 million for the three months ended June 30, 2024, down 3.1% from $4.6 million earned for the same period last year.

•
Diluted income per share of $0.57 for the six months ended June 30, 2024, down 13.6% from diluted income per share of $0.66 in the same period last year. Diluted income per share of $0.29 for the three months ended June 30, 2024, down 3.3% from diluted income per share of $0.30 for the same period last year.

•
Net interest income of $31.3 million for the six months ended June 30, 2024, down 7.2% from $33.8 million for the same period last year. Net interest income of $16.0 million for the three months ended June 30, 2024, down 10.2% from $17.8 million for the same period last year.

•
Net interest margin of 3.58% for the six months ended June 30, 2024, down 4.8% from 3.76% for the same period last year. Net interest margin of 3.66% for the three months ended June 30, 2024, down 7.8% from 3.97% for the same period last year.

•
Provision for credit losses of $0.8 million for the six months ended June 30, 2024, down 71.2% from $2.6 million for the same period last year. Provision for credit losses of $1.1 million for the three months ended June 30, 2024, down 59.6% from $2.6 million for the same period last year.

•	Total assets of $1.89 billion as of June 30, 2024, up 0.9% from $1.87 billion as of December 31, 2023.

•	Total net loans (including loans held-for-sale) of $1.049 billion as of June 30, 2024, down 0.3% from $1.052 billion as of December 31, 2023.

•	Total investment securities of $561.1 million as of June 30, 2024, down 2.0% from $572.4 million as of December 31, 2023.

•	Total deposits of $1.71 billion as of June 30, 2024, up 0.9% from $1.69 billion as of December 31, 2023.

Index
SUMMARY FINANCIAL DATA

The Company recorded net income of $8,700,000 for the six months ended June 30, 2024, representing a decrease of $1,353,000, or 13.5%, from net income of $10,053,000 for the same period in 2023. The Company recorded net income of $4,424,000 for the three months ended June 30, 2024, representing a decrease of $140,000, or 3.1%, from net income of $4,564,000 for the same period in 2023.

The following tables present a summary of the results for the three and six months ended June 30, 2024 and 2023, and a summary of financial condition at June 30, 2024 and December 31, 2023.

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
(dollars in thousands except for per share amounts)
For the Period:
Net Income	$4,424	$4,564	$8,700	$10,053
Basic Earnings Per Common Share	$0.29	$0.30	$0.57	$0.66
Diluted Earnings Per Common Share	$0.29	$0.30	$0.57	$0.66
Return on Average Assets (annualized)	0.95%	0.96%	0.94%	1.05%
Return on Average Equity (annualized)	10.87%	13.23%	10.72%	15.08%
Average Equity to Average Assets	8.75%	7.25%	8.72%	6.99%

	June 30, 2024	December 31, 2023

(in thousands except for ratios)
At Period End:
Total Assets	$1,888,015	$1,871,832
Total Investment Securities, at fair value	$561,074	$572,357
Total Loans, Net (including loans held-for-sale)	$1,049,415	$1,052,465
Total Deposits	$1,707,059	$1,692,444
Loan-To-Deposit Ratio	61.5%	62.2%

Index
FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended June 30, 2024			Three months ended June 30, 2023
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets
Interest-earning assets:
Loans (1)	$1,041,102	$13,830	5.34%	$988,094	$13,722	5.57%
Certificate of deposits	17,081	171	4.03%	21,491	188	3.51%
Interest bearing due from banks	130,963	1,913	5.87%	169,071	2,315	5.49%
Investment securities, taxable	519,789	3,088	2.39%	571,381	2,673	1.88%
Investment securities, non-taxable (2)	38,055	261	2.76%	34,953	220	2.52%
Other interest earning assets	10,518	267	10.21%	9,985	165	6.63%
Total average interest-earning assets	1,757,508	19,530	4.47%	1,794,975	19,283	4.31%
Non-interest-earning assets:
Cash and due from banks	39,630			46,004
Premises and equipment, net	9,642			9,804
Interest receivable and other assets	59,523			59,479
Total average assets	$1,866,303			$1,910,262

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	371,657	622	0.67%	425,903	377	0.36%
Savings and MMDA’s	425,601	1,272	1.20%	455,943	582	0.51%
Time, $250,000 or less	123,303	1,356	4.42%	78,378	470	2.41%
Time, over $250,000	34,605	302	3.51%	11,373	72	2.54%
Total average interest-bearing liabilities	955,166	3,552	1.50%	971,597	1,501	0.62%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	732,153			783,045
Interest payable and other liabilities	15,737			17,210
Total liabilities	1,703,056			1,771,852
Total average stockholders’ equity	163,247			138,410
Total average liabilities and stockholders’ equity	$1,866,303			$1,910,262
Net interest income and net interest margin (3)		$15,978	3.66%		$17,782	3.97%

(1)
Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is generally excluded. Loan interest income includes loan fees, net of deferred costs of approximately $(100) and $69 for the three months ended June 30, 2024 and 2023, respectively.

(2)	Interest income and yields on tax-exempt securities are not presented on a taxable-equivalent basis.
(3)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)	For disclosure purposes, yield /rates are annualized by dividing the number of days in the reported period by 365.

Index
FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Six months ended June 30, 2024			Six months ended June 30, 2023
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets
Interest-earning assets:
Loans (1)	$1,044,230	$27,305	5.26%	$975,624	$25,099	5.19%
Certificate of deposits	17,875	354	3.98%	21,278	362	3.43%
Interest bearing due from banks	127,094	3,445	5.45%	187,676	4,541	4.88%
Investment securities, taxable	522,525	5,933	2.28%	576,845	5,356	1.87%
Investment securities, non-taxable (2)	38,015	513	2.71%	38,292	493	2.60%
Other interest earning assets	10,518	523	10.00%	9,714	343	7.12%
Total average interest-earning assets	1,760,257	38,073	4.35%	1,809,429	36,194	4.03%
Non-interest-earning assets:
Cash and due from banks	37,865			45,869
Premises and equipment, net	9,747			8,208
Interest receivable and other assets	57,987			58,412
Total average assets	$1,865,856			$1,921,918

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	371,922	1,133	0.61%	441,640	635	0.29%
Savings and MMDA’s	428,106	2,466	1.16%	468,668	1,107	0.48%
Time, $250,000 or less	117,263	2,567	4.40%	62,281	575	1.86%
Time, over $250,000	32,910	567	3.46%	9,037	114	2.54%
Total average interest-bearing liabilities	950,201	6,733	1.42%	981,626	2,431	0.50%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	736,085			788,545
Interest payable and other liabilities	16,825			17,318
Total liabilities	1,703,111			1,787,489
Total average stockholders’ equity	162,745			134,429
Total average liabilities and stockholders’ equity	$1,865,856			$1,921,918
Net interest income and net interest margin (3)		$31,340	3.58%		$33,763	3.76%

(1)
Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is generally excluded. Loan interest income includes loan fees, net of deferred costs of approximately $(452) and $33 for the six months ended June 30, 2024 and 2023, respectively.

(2)	Interest income and yields on tax-exempt securities are not presented on a taxable-equivalent basis.
(3)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)	For disclosure purposes, yield /rates are annualized by dividing the number of days in the reported period by 365.

Index
FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended June 30, 2024			Three months ended March 31, 2024
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate (4)
Assets
Interest-earning assets:
Loans (1)	$1,041,102	$13,830	5.34%	$1,047,358	$13,475	5.17%
Certificates of deposit	17,081	171	4.03%	18,669	183	3.94%
Interest bearing due from banks	130,963	1,913	5.87%	123,224	1,532	5.00%
Investment securities, taxable	519,789	3,088	2.39%	525,261	2,845	2.18%
Investment securities, non-taxable (2)	38,055	261	2.76%	37,975	252	2.67%
Other interest earning assets	10,518	267	10.21%	10,518	256	9.79%
Total average interest-earning assets	1,757,508	19,530	4.47%	1,763,005	18,543	4.23%
Non-interest-earning assets:
Cash and due from banks	39,630			36,100
Premises and equipment, net	9,642			9,852
Interest receivable and other assets	59,523			56,451
Total average assets	$1,866,303			$1,865,408

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	371,657	622	0.67%	372,188	511	0.55%
Savings and MMDA’s	425,601	1,272	1.20%	430,611	1,195	1.12%
Time, $250,000 and under	123,303	1,356	4.42%	115,881	1,211	4.20%
Time, over $250,000	34,605	302	3.51%	26,556	264	4.00%
Total average interest-bearing liabilities	955,166	3,552	1.50%	945,236	3,181	1.35%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	732,153			741,886
Interest payable and other liabilities	15,737			17,913
Total liabilities	1,703,056			1,705,035
Total average stockholders’ equity	163,247			160,373
Total average liabilities and stockholders’ equity	$1,866,303			$1,865,408
Net interest income and net interest margin (3)		$15,978	3.66%		$15,362	3.50%

(1)
Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest is generally excluded.  Loan interest income includes loan fees, net of deferred costs of approximately $(100) and $(351) for the three months ended June 30, 2024 and March 31, 2024, respectively.

(2)	Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
(3)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)	For disclosure purposes, yield/rates are annualized by dividing the number of days in the reported period by 365.

Index
Analysis of Changes
in Interest Income and Interest Expense
(Dollars in thousands)

Following is an analysis of changes in interest income and expense (dollars in thousands) for the three months ended June 30, 2024 over the three months ended June 30, 2023, the six months ended June 30, 2024 over the six months ended June 30, 2023, and the three months ended June 30, 2024 over the three months ended March 31, 2024.  Changes not solely due to interest rate or volume have been allocated proportionately to interest rate and volume.

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024			Three Months Ended June 30, 2024
	Over			Over			Over
	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023			Three Months Ended March 31, 2024
	Volume	Interest Rate	Change	Volume	Interest Rate	Change	Volume	Interest Rate	Change

Increase (Decrease) in Interest Income:

Loans	$718	$(610)	$108	$1,940	$266	$2,206	$(82)	$437	$355
Certificates of Deposit	(43)	26	(17)	(63)	55	(8)	(16)	4	(12)
Due From Banks	(551)	149	(402)	(1,584)	488	(1,096)	101	280	381
Investment Securities - Taxable	(257)	672	415	(538)	1,115	577	(30)	273	243
Investment Securities - Non-taxable	20	21	41	(3)	23	20	1	8	9
Other Assets	10	92	102	31	149	180	—	11	11
	$(103)	$350	$247	$(217)	$2,096	$1,879	$(26)	$1,013	$987

Increase (Decrease) in Interest Expense:

Deposits:
Interest-Bearing Transaction Deposits	$(53)	$298	$245	$(115)	$613	$498	$(1)	$112	$111
Savings & MMDAs	(42)	732	690	(106)	1,465	1,359	(15)	92	77
Time Certificates	625	491	1,116	1,431	1,014	2,445	288	(105)	183

	$530	$1,521	$2,051	$1,210	$3,092	$4,302	$272	$99	$371

Increase (Decrease) in Net Interest Income:	$(633)	$(1,171)	$(1,804)	$(1,427)	$(996)	$(2,423)	$(298)	$914	$616

Index
CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a $32,572,000, or 21.8%, increase in cash and cash equivalents, a $2,850,000, or 14.5%, decrease in certificates of deposit, an $11,283,000, or 2.0%, decrease in investment securities available-for-sale, a $3,317,000, or 0.3%, decrease in net loans held-for-investment, and a $267,000, or 100.0%, increase in loans held-for-sale from December 31, 2023 to June 30, 2024. The increase in cash and cash equivalents was primarily due to an increase in deposit balances coupled with decreases in investment securities and loans due to proceeds from maturities of available-for-sale securities and loan payoffs, net of loan originations. The decrease in certificates of deposit and investment securities available-for-sale was due to net maturities and repayments of investment securities and certificates of deposit.  The decrease in net loans held-for-investment was primarily due to net payoffs of agriculture and residential construction loans, which was partially offset by net originations of commercial, commercial real estate and consumer loans. The increase in loans held-for-sale was due to the timing of funding and sale of the loans held-for-sale pipeline. Loans held-for-sale as of June 30, 2024 were subsequently sold in July 2024.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect an increase in total deposits of $14,615,000, or 0.9%, from December 31, 2023 to June 30, 2024. The overall increase in total deposits was primarily due to seasonal fluctuations due to changes in market conditions and monetary policy.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The Federal Open Market Committee kept the Federal Funds benchmark rate range at 5.25% to 5.50% during the six months ended June 30, 2024.

Interest income on loans for the six months ended June 30, 2024 was up 8.8% from the same period in 2023, increasing from $25,099,000 to $27,305,000, and was up 0.8% for the three months ended June 30, 2024 over the same period in 2023, increasing from $13,722,000 to $13,830,000. The increase in interest income on loans for the six months ended June 30, 2024 as compared to the same period a year ago was primarily due to an increase in average balance of loans coupled with a 7 basis point increase in yield on loans. The increase in interest income on loans for the three months ended June 30, 2024 as compared to the same period a year ago was primarily due to an increase in average balance of loans, which was partially offset by a 23 basis point decrease in yield on loans.

Interest income on certificates of deposit for the six months ended June 30, 2024 was down 2.2% from the same period in 2023, decreasing from $362,000 to $354,000, and was down 9.0% for the three months ended June 30, 2024 over the same period in 2023, decreasing from $188,000 to $171,000. The decrease in interest income on certificates of deposit for the six months ended June 30, 2024 as compared to the same period a year ago was primarily due to a decrease in average balances of certificates of deposit, which was partially offset by a 55 basis point increase in yield on certificates of deposit. The decrease in interest income on certificates of deposit for the three months ended June 30, 2024 as compared to the same period a year ago was primarily due to a decrease in average balances of certificates of deposit, which was partially offset by a 52 basis point increase in yield on certificates of deposit.

Interest income on interest-bearing due from banks for the six months ended June 30, 2024 was down 24.1% from the same period in 2023, decreasing from $4,541,000 to $3,445,000, and was down 17.4% for the three months ended June 30, 2024 over the same period in 2023, decreasing from $2,315,000 to $1,913,000. The decrease in interest income on interest-bearing due from banks for the six months ended June 30, 2024 as compared to the same period a year ago was primarily due to a decrease in average balances of interest-bearing due from banks, which was partially offset by a 57 basis point increase in yield on interest-bearing due from banks. The decrease in interest income on interest-bearing due from banks for the three months ended June 30, 2024 as compared to the same period a year ago was primarily due to a decrease in average balances of interest-bearing due from banks, which was partially offset by a 38 basis point increase in yield on interest-bearing due from banks.

Interest income on investment securities available-for-sale for the six months ended June 30, 2024 was up 10.2% from the same period in 2023, increasing from $5,849,000 to $6,446,000, and was up 15.8% for the three months ended June 30, 2024 over the same period in 2023, increasing from $2,893,000 to $3,349,000. The increase in interest income on investment securities for the six months ended June 30, 2024 as compared to the same period a year ago was primarily due to a 39 basis point increase in investment yields, which was partially offset by a decrease in average investment securities. The increase in interest income on investment securities for the three months ended June 30, 2024 as compared to the same period a year ago was primarily due to a 50 basis point increase in investment yields, which was partially offset by a decrease in average investment securities.

Interest income on other earning assets for the six months ended June 30, 2024 was up 52.5% from the same period in 2023, increasing from $343,000 to $523,000, and was up 61.8% for the three months ended June 30, 2024 over the same period in 2023, increasing from $165,000 to $267,000. This income is primarily derived from dividends received by the Federal Home Loan Bank. The increase in interest income on other earning assets for the six months ended June 30, 2024 as compared to the same period a year ago was primarily due to a 288 basis point increase in yield on other earning assets coupled with an increase in average balances of other earning assets. The increase in interest income on other earning assets for the three months ended June 30, 2024 as compared to the same period a year ago was primarily due to a 358 basis point increase in yield on other earning assets coupled with an increase in average balances of other earning assets.

Index
The Company had no Federal Funds sold balances during the three and six months ended June 30, 2024 and June 30, 2023.

Interest Expense

Interest expense on deposits for the six months ended June 30, 2024 was up 177.0% from the same period in 2023, increasing from $2,431,000 to $6,733,000, and was up 136.6% for the three months ended June 30, 2024 over the same period in 2023, increasing from $1,501,000 to $3,552,000. The increase in interest expense for the six months ended June 30, 2024 as compared to the same period a year ago was primarily due to a 92 basis point increase in average interest-bearing deposit yield, which was partially offset by a decrease in average balance of interest-bearing liabilities. The increase in interest expense for the three months ended June 30, 2024 as compared to the same period a year ago was primarily due to an 88 basis point increase in average interest-bearing deposit yield, which was partially offset by a decrease in average balance of interest-bearing liabilities.

Provision for Credit Losses

Provision for credit losses for the six months ended June 30, 2024 was down 71.2% from the same period in 2023, decreasing from $2,600,000 to $750,000, and was down 59.6% for the three months ended June 30, 2024 over the same period in 2023, decreasing from $2,600,000 to $1,050,000. The levels of forecasted national unemployment and forecasted gross domestic product remained relatively stable during the three and six months ended June 30, 2024, however, there was an increase in nonaccrual loans requiring specific reserves during these periods.

Non-Interest Income

Non-interest income was down 31.7% for the six months ended June 30, 2024 from the same period in 2023, decreasing from $4,379,000 to $2,991,000. The decrease was primarily driven by a bargain purchase gain recognized during the six months ended June 30, 2023. The Company recognized a bargain purchase gain totaling approximately $1.4 million resulting from the acquisition of the Colusa, Willows, and Orland branches located in California in the first quarter of 2023.

Non-interest income was down 1.5% for the three months ended June 30, 2024 from the same period in 2023, decreasing from $1,506,000 to $1,484,000.  The decrease was primarily due to decreases in other income.

Non-Interest Expenses

Total non-interest expenses were down 0.6% for the six months ended June 30, 2024 from the same period in 2023, decreasing from $21,651,000 to $21,526,000. The decrease was primarily due to a decrease in salaries and employee benefits, which was partially offset by increases in occupancy and equipment and other expenses. The decrease in salaries and employee benefits was primarily due to decreases in contingent compensation and profit sharing expense. The increase in occupancy and equipment expenses was primarily due to an increase in depreciation expense due to a full six months of expenses related to the acquired branches in the first quarter of 2023. The increase in other expenses was primarily due to increases in loan collection expenses, which was partially offset by a decrease in legal fees.

Total non-interest expenses were down 0.7% for the three months ended June 30, 2024 from the same period in 2023, decreasing from $10,367,000 to $10,299,000. The decrease was primarily due to a decrease in salaries and employee benefits, which was partially offset by an increase in other expenses. The decrease in salaries and employee benefits was primarily due to decreases in contingent compensation and profit sharing expense. The increase in other expenses was primarily due to an increase in loan collection expenses, which was partially offset by a decrease in FDIC assessment expense.

Index
The following table sets forth other non-interest expenses by category for the three and six months ended June 30, 2024 and 2023.

	(in thousands)
	Three months ended June 30, 2024	Three months ended June 30, 2023	Six months ended June 30, 2024	Six months ended June 30, 2023
Other non-interest expenses
FDIC assessments	$193	$310	$423	$450
Contributions	81	66	166	111
Legal fees	125	147	180	340
Accounting and audit fees	176	182	332	317
Consulting fees	251	184	456	436
Postage expense	45	55	85	95
Telephone expense	36	38	72	86
Public relations	77	73	180	144
Training expense	34	45	84	128
Loan origination expense	101	57	128	127
Computer software depreciation	1	7	2	16
Sundry losses	129	65	254	123
Loan collection expense (recovery)	(60)	(595)	30	(454)
Debit card expense	327	306	625	598
Other non-interest expense	584	457	1,044	860

Total other non-interest expenses	$2,100	$1,397	$4,061	$3,377

Index
Income Taxes

The Company’s tax rate, the Company’s income before taxes and the amount of tax relief provided by non-taxable earnings affect the Company’s provision for income taxes. Provision for income taxes decreased 12.6% for the six months ended June 30, 2024 from the same period in 2023, decreasing from $3,838,000 to $3,355,000, and decreased 3.9% for the three months ended June 30, 2024 from the same period in 2023, decreasing from $1,757,000 to $1,689,000. The decrease in provision for income taxes was primarily due to a decrease in pre-tax income. The effective tax rate was 27.8% and 27.6% for the six months ended June 30, 2024 and June 30, 2023, respectively. The effective tax rate was 27.6% and 27.8% for the three months ended June 30, 2024 and June 30, 2023, respectively.

Off-Balance Sheet Commitments

The following table shows the distribution of the Company’s undisbursed loan commitments at the dates indicated.

	(in thousands)

	June 30, 2024	December 31, 2023

Undisbursed loan commitments	$168,295	$187,401
Standby letters of credit	688	1,251
Commitments to sell loans	270	—
	$169,253	$188,652

The reserve for unfunded lending commitments amounted to $950,000 and $1,150,000 as of June 30, 2024 and December 31, 2023, respectively. The reserve for unfunded lending commitments is included in other liabilities on the Condensed Consolidated Balance Sheets. See Note 7 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q, "Financial Instruments with Off-Balance Sheet Risk," for additional information.

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

The following table summarizes the Company’s non-accrual loans net of guarantees of the State of California and U.S. Government by loan category at June 30, 2024 and December 31, 2023:

	At June 30, 2024			At December 31, 2023
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(in thousands)

Commercial	$2,374	$—	$2,374	$—	$—	$—
Commercial real estate	—	—	—	—	—	—
Agriculture	2,572	—	2,572	2,871	—	2,871
Residential mortgage	1,275	—	1,275	424	—	424
Residential construction	—	—	—	—	—	—
Consumer	584	—	584	703	—	703
Total non-accrual loans	$6,805	$—	$6,805	$3,998	$—	$3,998

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

Non-accrual loans amounted to $6,805,000 at June 30, 2024 and were comprised of seven commercial loans totaling $2,374,000, two agriculture loans totaling $2,572,000, four residential mortgage loans totaling $1,275,000 and three consumer loans totaling $584,000. Non-accrual loans amounted to $3,998,000 at December 31, 2023 and were comprised of two agriculture loans totaling $2,871,000, three residential mortgage loans totaling $424,000 and four consumer loans totaling $703,000.

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

Index
As the following table illustrates, total non-performing assets, net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, decreased $1,529,000, or 18.4%, to $6,805,000 during the first six months of 2024. Non-performing assets, net of guarantees, represented 0.4% of total assets at June 30, 2024.

	At June 30, 2024			At December 31, 2023
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Non-accrual loans	$6,805	$—	$6,805	$3,998	$-	$3,998
Loans 90 days past due and still accruing	—	—	—	4,336	—	4,336

Total non-performing loans	6,805	—	6,805	8,334	—	8,334
Other real estate owned	—	—	—	—	—	—
Total non-performing assets	$6,805	$—	$6,805	$8,334	$—	$8,334

Non-performing loans (net of guarantees) to total loans			0.6%			0.8%
Non-performing assets (net of guarantees) to total assets			0.4%			0.5%
Allowance for credit losses to non-performing loans (net of guarantees)			250.2%			199.1%

The Company had no loans that were 90 days or more past due and still accruing as of June 30, 2024. The Company had two loans totaling $4,336,000 that were 90 days or more past due and still accruing as of December 31, 2023.

Excluding the non-performing loans cited previously, loans totaling $19,411,000 and $12,327,000 were classified as substandard or doubtful loans, representing potential problem loans at June 30, 2024 and December 31, 2023, respectively. Management believes that the allowance for credit losses at June 30, 2024 and December 31, 2023 appropriately reflected expected credit losses in the loan portfolio at that date.  The ratio of the allowance for credit losses to total loans at June 30, 2024 and December 31, 2023 was 1.60% and 1.55%, respectively.

Other real estate owned (“OREO”) consists of property that the Company has acquired by deed in lieu of foreclosure or through foreclosure proceedings, and property that the Company does not hold title to but is in actual control of, known as in-substance foreclosure. The estimated fair value of the property is determined prior to transferring the balance to OREO. The balance transferred to OREO is the estimated fair value of the property less estimated cost to sell.  Impairment may be deemed necessary to bring the book value of the loan equal to the appraised value. Appraisals or loan officer evaluations are then conducted periodically thereafter charging any additional impairment to the appropriate expense account. The Company had no OREO as of June 30, 2024 and December 31, 2023.

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

The following table summarizes the ACL of the Company during the six months ended June 30, 2024 and 2023, and for the year ended December 31, 2023:

Analysis of the Allowance for Credit Losses
(Amounts in thousands, except percentage amounts)

	Six months ended June 30,		Year ended December 31,
	2024	2023	2023

Balance at beginning of period	$16,596	$14,792	$14,792
Impact of adopting ASC 326	—	800	800
Provision for credit losses	950	2,600	1,150
Loans charged-off:
Commercial	(557)	(178)	(366)
Commercial Real Estate	—	—	—
Agriculture	—	(2,567)	(2,567)
Residential Mortgage	—	(3)	(3)
Residential Construction	—	—	—
Consumer	(14)	(1)	(13)

Total charged-off	(571)	(2,749)	(2,949)

Recoveries:
Commercial	47	135	235
Commercial Real Estate	—	—	—
Agriculture	—	—	2,567
Residential Mortgage	—	—	—
Residential Construction	—	—	—
Consumer	2	1	1

Total recoveries	49	136	2,803

Net charge-offs	(522)	(2,613)	(146)

Balance at end of period	$17,024	$15,579	$16,596

Ratio of net charge-offs to average loans outstanding during the period (annualized)	(0.10%)	(0.53%)	(0.01%)
Allowance for credit losses to total loans	1.60%	1.51%	1.55%
Nonaccrual loans to total loans	0.6%	0.6%	0.4%
Allowance for credit losses to nonaccrual loans	250.2%	252.6%	415.1%

Index
Deposits

Deposits are one of the Company’s primary sources of funds.  At June 30, 2024 and December 31, 2023, the Company had the following deposit mix:

	June 30, 2024	December 31, 2023

Non-interest bearing transaction	43.7%	44.0%
Interest-bearing transaction	21.7%	22.5%
Savings and MMDA	25.3%	25.5%
Time	9.3%	8.0%

The Company obtains deposits primarily from the communities it serves. The Company believes that no material portion of its deposits has been obtained from or is dependent on any one person or industry. The Company accepts deposits in excess of $250,000 from customers.  These deposits are priced to remain competitive.

Maturities of time certificates of deposit of over $250,000 outstanding at June 30, 2024 and December 31, 2023 are summarized as follows:

	(in thousands)
	June 30, 2024	December 31, 2023
Three months or less	$12,992	$4,321
Over three to six months	12,081	3,653
Over six to twelve months	5,233	13,277
Over twelve months	4,517	5,072
Total	$34,823	$26,323

Approximately 38% and 37% of our deposits were uninsured as of June 30, 2024 and December 31, 2023, respectively.

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

Asset liquidity sources consist of the repayments and maturities of loans, selling of loans, short-term money market investments, maturities of securities and sales of securities from the available-for-sale portfolio. These activities are generally summarized as investing activities in the Condensed Consolidated Statement of Cash Flows. For the six months ended June 30, 2024, net liquidity provided by investing activities totaled $14,007,000.

The Company’s available-for-sale investment securities plus cash and cash equivalents in excess of reserve requirements and certificates of deposit totaled $759,717,000 on June 30, 2024, which was 40.2% of assets at that date. This was an increase of $18,439,000 from $741,278,000 and 39.6% of assets as of December 31, 2023. The Company’s investment securities are generally shorter term in nature to provide ongoing cash flows for liquidity needs and/or reinvestment for interest rate risk management. On June 30, 2024, the effective duration of our investment securities was 3.10 with projected principal cashflow of $79,699,000 for the remainder of 2024 available for reinvestment or liquidity needs. The Company had no held-to-maturity securities as of June 30, 2024 and December 31, 2023.

Liquidity may also be impacted from liabilities through changes in deposits and borrowings outstanding. These activities are included under financing activities in the Condensed Consolidated Statement of Cash Flows. As of June 30, 2024, the Company had $0 in borrowings outstanding. For the six months ended June 30, 2024, net liquidity provided by financing activities totaled $13,369,000, primarily due to a net increase in deposits. While these sources of funds are expected to continue to provide significant amounts of funds in the future, their mix, as well as the possible use of other sources, will depend on future economic and market conditions.

Liquidity is also provided or used through the results of operating activities. For the six months ended June 30, 2024, operating activities provided cash of $5,196,000.

Liquidity is measured by various ratios, in management’s opinion, the most common being the ratio of net loans to deposits (including loans held-for-sale).  This ratio was 61.5% and 62.2% as of June 30, 2024 and December 31, 2023, respectively.

Index
Loan demand during the remainder of 2024 will depend in part on economic and competitive conditions. The Company emphasizes the solicitation of non-interest-bearing demand deposits and money market checking accounts, which are the least sensitive to interest rates. The outlook for deposit balances during the remainder of 2024 is subject to actions by the Federal Reserve and heightened competition.

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks which totaled $132,000,000 at June 30, 2024.  Additionally, the Company has a line of credit with the FHLB, with a remaining borrowing capacity at June 30, 2024 of $407,031,000; credit availability is subject to certain collateral requirements.

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

Index
As of June 30, 2024, the Bank’s capital ratios exceeded applicable regulatory requirements. The following table presents the capital ratios for the Bank, compared to the regulatory standards for well-capitalized depository institutions, excluding the capital conservation buffer, as of June 30, 2024.

	(amounts in thousands except percentage amounts)
	Actual		Well Capitalized
	Capital	Ratio	Ratio Requirement
Leverage	$193,499	10.18%	5.0%
Common Equity Tier 1	$209,194	15.44%	6.5%
Tier 1 Risk-Based	$209,194	15.44%	8.0%
Total Risk-Based	$209,194	16.69%	10.0%

Index
ITEM 3.   – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in the quantitative and qualitative disclosures about market risk as of June 30, 2024, from those presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which are incorporated by reference herein.

ITEM 4.   – CONTROLS AND PROCEDURES

(a)  We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2024.  This conclusion is based on an evaluation conducted under the supervision and with the participation of management.

(b)  During the quarter ended June 30, 2024, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. – RISK FACTORS

For a discussion of risk factors relating to our business, please refer to Part I, Item 1A of our 2023 Form 10-K, which is incorporated by reference herein, and to the following:

Several of California’s Largest Home Insurance Providers Have Recently Paused or Severely Limited Their Issuance of New Policies, or Their Renewal of Existing Policies, in the State, Which Could Increase the Bank’s Risk of Loss in its Loan Portfolio

At June 30, 2024, real estate mortgage (excluding loans held-for-sale) and construction loans (residential and other) comprised approximately 90% and 3%, respectively, of the principal amount of total loans in the Bank’s portfolio.  At June 30, 2024, all of the Bank’s real estate mortgage and construction loans were secured fully or in part by deeds of trust on underlying real estate.  Most of the Company’s customers, including its loan customers, are located in the State of California.

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

Increases in the Allowance for Credit Losses Would Adversely Affect the Bank’s Financial Condition and Results of Operations

The Bank’s allowance for credit losses on loans was approximately $17.0 million, or 1.60% of total loans, at June 30, 2024, compared to $16.6 million, or 1.55% of total loans, at December 31, 2023, and 250.2% of total non-performing loans net of guaranteed portions at June 30, 2024, compared to 199.1% of total non-performing loans, net of guaranteed portions at December 31, 2023. Provision for credit losses totaling $1.1 and $2.6 million for the three month periods ended June 30, 2024 and June 30, 2023, respectively. Provision for credit losses totaling $0.8 and $2.6 million for the six month periods ended June 30, 2024 and June 30, 2023, respectively.

Material future additions to the allowance for estimated losses on loans may be necessary if material adverse changes in economic conditions in our markets were to continue to occur and the performance of the Bank’s loan portfolio were to deteriorate.

Other real estate owned is initially recorded at fair value less estimated costs to sell the property, thereby establishing the new cost basis of other real estate. Losses arising at the time of acquisition of such properties are charged against the allowance for credit losses. Subsequent to acquisition, such properties are carried at the lower of cost or fair value less estimated selling expenses, determined on an individual asset basis. Any deficiency resulting from the excess of cost over fair value less estimated selling expenses is recognized as a valuation allowance. Any subsequent increase in fair value up to its cost basis is recorded as a reduction of the valuation allowance. The FDIC and the California DFPI, as an integral part of their examination process, periodically review the Bank’s allowance for credit losses on loans and the carrying value of its assets.  Increases in the provision for credit losses on loans and valuation allowance on foreclosed assets would adversely affect the Bank’s financial condition and results of operations.

The Bank’s Dependence on Real Estate Lending Increases Our Risk of Losses

The Bank’s primary lending focus has historically been commercial (including agricultural), construction, and real estate mortgage.  At June 30, 2024, real estate mortgage (excluding loans held-for-sale) and construction loans (residential and other) comprised approximately 90% and 3%, respectively, of the total loans in the Bank’s portfolio.  At June 30, 2024, all of the Bank’s real estate mortgage and construction loans and approximately 1% of its commercial loans were secured fully or in part by deeds of trust on underlying real estate.  The Company’s dependence on real estate increases the risk of loss in both the Bank’s loan portfolio and its holdings of other real estate owned if economic conditions in Northern California were to deteriorate. Deterioration of the real estate market in Northern California would have a material adverse effect on the Company’s business, financial condition, and results of operations.

The CFPB has adopted various regulations which have impacted, and will continue to impact, our residential mortgage lending business.

Index
ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Company made the following purchases of its common stock during the three months ended  June 30, 2024:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(1)
April 1 - April 30, 2024	—	—	—	—
May 1 - May 31, 2024	101,399	$9.01	101,399	831,644
June 1 - June 30, 2024	36,101	$8.99	36,101	795,543
Total	137,500		137,500

(1)
On March 27, 2024, the Company approved a stock repurchase program effective May 1, 2024.  The stock repurchase program, which remains in effect until April 30, 2026 unless terminated sooner, allows repurchases by the Company in an aggregate amount of no more than 6% of the Company’s 15,550,731 outstanding shares of common stock as of March 21, 2024.  This represents total shares of 933,043 eligible for repurchase.

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

FIRST NORTHERN COMMUNITY BANCORP

Date:	August 9, 2024	By:	/s/ Kevin Spink

Kevin Spink, Executive Vice President / Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)