Form 10-Q
period 2024-09-30
FIRST NORTHERN COMMUNITY BANCORP
filed 2024-11-08
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024

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

The number of shares of Common Stock outstanding as of November 4, 2024 was 15,252,726.

FIRST NORTHERN COMMUNITY BANCORP

Index
PART I – FINANCIAL INFORMATION

FIRST NORTHERN COMMUNITY BANCORP

ITEM I.    – FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)	September 30, 2024	December 31, 2023

Assets

Cash and cash equivalents	$163,918	$149,211
Certificates of deposit	19,244	19,710
Investment securities – available-for-sale, at estimated fair value, net of allowance for credit losses of $0; amortized cost of $665,113 at September 30, 2024 and $620,314 at December 31, 2023	632,404	572,357
Loans, net of allowance for credit losses of $16,422 at September 30, 2024 and $16,596 at December 31, 2023	1,042,304	1,052,465
Stock in Federal Home Loan Bank and other equity securities, at cost	10,518	10,518
Premises and equipment, net	9,391	9,962
Core deposit intangible	3,524	4,141
Interest receivable and other assets	49,387	53,468

Total Assets	$1,930,690	$1,871,832

Liabilities and Stockholders’ Equity

Liabilities:

Demand deposits	$747,123	$744,799
Interest-bearing transaction deposits	387,587	380,477
Savings and MMDA’s	443,396	431,472
Time, $250,000 or less	116,098	109,373
Time, over $250,000	37,838	26,323
Total deposits	1,732,042	1,692,444

Interest payable and other liabilities	16,651	20,143

Total Liabilities	1,748,693	1,712,587

Commitments and contingencies (Note 7)
Stockholders’ Equity:
Common stock, no par value; 32,000,000 shares authorized; 15,263,027 shares issued and outstanding at September 30, 2024 and 15,482,332 shares issued and outstanding at December 31, 2023	121,391	123,235
Additional paid-in capital	977	977
Retained earnings	82,616	68,760
Accumulated other comprehensive loss, net	(22,987)	(33,727)
Total Stockholders’ Equity	181,997	159,245

Total Liabilities and Stockholders’ Equity	$1,930,690	$1,871,832

See notes to unaudited condensed consolidated financial statements.

Index
FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)	Three months ended September 30, 2024	Three months ended September 30, 2023	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Interest and dividend income:
Loans	$14,315	$13,098	$41,620	$38,197
Due from banks interest bearing accounts	1,820	2,064	5,619	6,967
Investment securities
Taxable	3,586	2,685	9,519	8,041
Non-taxable	312	199	825	692
Other earning assets	261	214	784	557
Total interest and dividend income	20,294	18,260	58,367	54,454
Interest expense:
Deposits	3,798	2,386	10,531	4,817
Total interest expense	3,798	2,386	10,531	4,817
Net interest income	16,496	15,874	47,836	49,637
(Reversal of) provision for credit losses	(550)	500	200	3,100
Net interest income after (reversal of) provision for credit losses	17,046	15,374	47,636	46,537
Non-interest income:
Service charges on deposit accounts	427	436	1,292	1,259
Gains on sales of loans held-for-sale	36	62	41	93
Investment and brokerage services income	146	136	422	387
Mortgage brokerage income	—	11	20	21
Loan servicing income	75	79	208	209
Debit card income	710	713	2,074	2,094
Losses on sales/calls of available-for-sale securities	(75)	—	(155)	(64)
Gain on bargain purchase	—	—	—	1,405
Other income	219	339	627	751
Total non-interest income	1,538	1,776	4,529	6,155
Non-interest expenses:
Salaries and employee benefits	6,242	6,377	18,506	19,653
Occupancy and equipment	1,204	1,064	3,514	3,138
Data processing	1,079	933	3,065	2,949
Stationery and supplies	45	103	187	272
Advertising	109	111	303	322
Directors’ fees	74	83	229	234
Amortization of core deposit intangible	203	226	617	603
Other expense	1,978	1,986	6,039	5,363
Total non-interest expenses	10,934	10,883	32,460	32,534
Income before provision for income taxes	7,650	6,267	19,705	20,158
Provision for income taxes	2,162	1,648	5,517	5,486

Net income	$5,488	$4,619	$14,188	$14,672

Basic earnings per common share	$0.36	$0.30	$0.93	$0.97
Diluted earnings per common share	$0.36	$0.30	$0.92	$0.96

See notes to unaudited condensed consolidated financial statements.

Index
FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

(in thousands)	Three months ended September 30, 2024	Three months ended September 30, 2023	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Net income	$5,488	$4,619	$14,188	$14,672
Other comprehensive income (loss), net of tax:
Unrealized holding (losses) gains arising during the period, net of tax effect of $5,084 and $(2,097) for the three months ended September 30, 2024 and September 30, 2023, respectively, and $4,462 and $(1,145) for the nine months ended September 30, 2024 and September 30, 2023, respectively	12,114	(4,999)	10,631	(2,721)
Less: reclassification adjustment due to losses realized on sales of securities, net of tax effect of $22 and $0 for the three months ended September 30, 2024 and September 30, 2023, respectively, and $46 and $19 for the nine months ended September 30, 2024 and September 30, 2023, respectively	53	—	109	45
Other comprehensive income (loss), net of tax	$12,167	$(4,999)	$10,740	$(2,676)

Comprehensive income (loss)	$17,655	$(380)	$24,928	$11,996

See notes to unaudited condensed consolidated financial statements.

Index
FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share data)
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive Income (Loss), net
	Shares	Amounts	Capital	Earnings	of tax	Total

Balance at December 31, 2022	14,652,584	$116,099	$977	$54,492	$(46,528)	$125,040
Cumulative change from adoption of ASU 2016-13 on January 1, 2023				(916)		(916)
Balance at January 1, 2023 (as adjusted for adoption of accounting standard)	14,652,584	116,099	977	53,576	(46,528)	124,124
Net income				5,489		5,489
Other comprehensive income, net of taxes					6,013	6,013
Stock dividend adjustment	3,525	296		(296)		—
Cash in lieu of fractional shares	(164)			(7)		(7)
Stock-based compensation		192				192
Common shares issued related to restricted stock grants	72,242	—				—
Stock options exercised, net of swapped shares	11,000	—				—
Stock repurchase and retirement	(3,580)	(26)				(26)
Balance at March 31, 2023	14,735,607	$116,561	$977	$58,762	$(40,515)	$135,785
Net income				4,564		4,564
Other comprehensive loss, net of taxes					(3,690)	(3,690)
Stock-based compensation		188				188
Common shares issued related to restricted stock grants	1,500	—				—
Stock repurchase and retirement	(16,474)	(117)				(117)
Balance at June 30, 2023	14,720,633	$116,632	$977	$63,326	$(44,205)	$136,730
Net income				4,619		4,619
Other comprehensive loss, net of taxes					(4,999)	(4,999)
Stock-based compensation		136				136
Restricted stock cancelled, net of common shares issued related to restricted stock grants	(10,209)	—				—
Stock options exercised, net	21,927	—				—
Balance at September 30, 2023	14,732,351	$116,768	$977	$67,945	$(49,204)	$136,486

Balance at December 31, 2023	15,482,332	$123,235	$977	$68,760	$(33,727)	$159,245
Net income				4,276		4,276
Other comprehensive loss, net of taxes					(1,461)	(1,461)
Stock dividend adjustment	2,671	325		(325)		—
Cash in lieu of fractional shares	(148)			(7)		(7)
Stock-based compensation		296				296
Common shares issued related to restricted stock grants, net of restricted stock forfeited	57,489	—				—
Stock options exercised, net of swapped shares	8,387	—				—
Balance at March 31, 2024	15,550,731	$123,856	$977	$72,704	$(35,188)	$162,349
Net income				4,424		4,424
Other comprehensive income, net of taxes					34	34
Stock-based compensation		159				159
Common shares issued related to restricted stock grants	4,470	—				—
Stock repurchase and retirement	(137,500)	(1,239)				(1,239)
Stock options exercised, net of swapped shares	1,872	—				—
Balance at June 30, 2024	15,419,573	$122,776	$977	$77,128	$(35,154)	$165,727
Net income				5,488		5,488
Other comprehensive income, net of taxes					12,167	12,167
Stock-based compensation		171				171
Restricted stock forfeited	(768)	—				—
Stock repurchase and retirement	(155,778)	(1,556)				(1,556)
Balance at September 30, 2024	15,263,027	$121,391	$977	$82,616	$(22,987)	$181,997

See notes to unaudited condensed consolidated financial statements.

Index
FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	(in thousands)
	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Cash Flows From Operating Activities
Net income	$14,188	$14,672
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	792	730
Accretion and amortization of investment securities premiums and discounts, net	505	1,591
Increase in deferred loan origination fees and costs, net	43	759
Amortization of core deposit intangible	617	603
Provision for credit losses	200	3,100
Stock-based compensation	626	516
Losses on sales/calls of available-for-sale securities	155	64
Amortization of operating lease right-of-use asset	701	806
Gains on sales of loans held-for-sale	(41)	(93)
Proceeds from sales of loans held-for-sale	3,155	5,277
Originations of loans held-for-sale	(3,114)	(5,553)
Gain on bargain purchase	—	(1,405)
Changes in assets and liabilities:
(Increase) decrease in interest receivable and other assets	(1,128)	4,128
Decrease in interest payable and other liabilities	(3,492)	(196)
Net cash provided by operating activities	13,207	24,999

Cash Flows From Investing Activities
Proceeds from calls or maturities of available-for-sale securities	59,785	30,766
Proceeds from sales of available-for-sale securities	4,652	16,987
Principal repayments on available-for-sale securities	54,745	54,864
Purchases of available-for-sale securities	(164,641)	(57,391)
Proceeds from maturities of certificates of deposit	6,166	3,687
Purchases of certificates of deposit	(5,700)	(3,435)
Net decrease (increase) in loans	9,918	(66,781)
Purchases of Federal Home Loan Bank stock and other equity securities, at cost	—	(1,078)
Purchases of premises and equipment	(221)	(1,045)
Cash and cash equivalents acquired in acquisition	—	103,425
Net cash (used in) provided by investing activities	(35,296)	79,999

Cash Flows From Financing Activities
Net increase (decrease) in deposits	39,598	(95,160)
Cash dividends paid in lieu of fractional shares	(7)	(7)
Repurchases of common stock	(2,795)	(143)
Net cash provided by (used in) by financing activities	36,796	(95,310)

Net increase in Cash and Cash Equivalents	14,707	9,688
Cash and Cash Equivalents, beginning of period	149,211	187,417
Cash and Cash Equivalents, end of period	$163,918	$197,105

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$10,753	$3,699
Income taxes	6,320	—
Supplemental disclosures of non-cash investing and financing activities:
Stock dividend distributed	6,392	5,652
Unrealized holding gains (losses) on available for sale securities, net of taxes	10,740	(2,676)
Market value of shares tendered in-lieu of cash to pay for exercise of options	348	361
Recognition of right-of-use assets obtained in exchange for operating lease liabilities	—	245
Non-cash assets acquired (liabilities assumed) in acquisition:
Total assets acquired	—	12,612
Total liabilities assumed	—	(115,916)

See notes to unaudited condensed consolidated financial statements.

Index
FIRST NORTHERN COMMUNITY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024 and 2023 and December 31, 2023
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

Accounting Standards Adopted in 2024

On January 1, 2024, the Company adopted Accounting Standards Update (ASU) 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.  These amendments clarify that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value. Adoption of ASU 2022-03 did not have a material impact on the Company’s consolidated financial statements.

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

Index
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.  The amendments in this ASU are intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.  Early adoption is permitted. The Company has determined that its current business and operations consist of a single business segment and single reporting unit. The Company has evaluated this ASU and does not expect the adoption to have a material impact on the Company’s consolidated financial statements.

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

The amortized cost, unrealized gains and losses and estimated fair values of investments in debt and other securities at September 30, 2024 are summarized as follows:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value	ACL
Investment securities available-for-sale:
U.S. Treasury securities	$94,368	$634	$(1,319)	$93,683	$—
Securities of U.S. government agencies and corporations	113,923	573	(3,757)	110,739	—
Obligations of states and political subdivisions	71,656	555	(3,532)	68,679	—
Collateralized mortgage obligations	109,755	73	(14,592)	95,236	—
Mortgage-backed securities	275,411	1,306	(12,650)	264,067	—

Total debt securities	$665,113	$3,141	$(35,850)	$632,404	$—

The amortized cost, unrealized gains and losses and estimated fair values of investments in debt and other securities at December 31, 2023 are summarized as follows:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value	ACL
Investment securities available-for-sale:
U.S. Treasury securities	$90,063	$134	$(3,015)	$87,182	$—
Securities of U.S. government agencies and corporations	121,305	105	(6,331)	115,079	—
Obligations of states and political subdivisions	55,021	237	(3,581)	51,677	—
Collateralized mortgage obligations	107,658	15	(16,726)	90,947	—
Mortgage-backed securities	246,267	242	(19,037)	227,472	—

Total debt securities	$620,314	$733	$(48,690)	$572,357	$—

The Company generated $1,720,000 and $0 in proceeds from sales of available-for-sale securities for the three-month periods ended September 30, 2024 and 2023, respectively. The Company generated $4,652,000 and $16,987,000 in proceeds from sales of available-for-sale securities for the nine-month periods ended September 30, 2024 and 2023, respectively.  There were no gross realized gains on sales of available-for-sale securities for the three-month periods ended September 30, 2024 and 2023, respectively. Gross realized gains on sales of available-for-sale securities were $0 and $96,000 for the nine-month periods ended September 30, 2024 and 2023, respectively. Gross realized losses on sales of available-for-sale securities were $75,000 and $0 for the three-month periods ended September 30, 2024 and 2023, respectively. Gross realized losses on sales of available-for-sale securities were $155,000 and $160,000 for the nine-month periods ended September 30, 2024  and 2023, respectively.

The amortized cost and estimated fair value of debt and other securities at September 30, 2024, by contractual maturity, are shown in the following table:

(in thousands)	Amortized cost	Estimated fair value

Maturity in years:
Due in one year or less	$55,374	$54,782
Due after one year through five years	142,743	139,442
Due after five years through ten years	37,078	36,123
Due after ten years	44,752	42,754
Subtotal	279,947	273,101
Mortgage-backed securities & Collateralized mortgage obligations	385,166	359,303
Total	$665,113	$632,404

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  In addition, factors such as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities.

Index
An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of September 30, 2024, follows:

(in thousands)	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

U.S. Treasury securities	$1,995	$(1)	$51,543	$(1,318)	$53,538	$(1,319)
Securities of U.S. government agencies and corporations	4,050	(3)	69,228	(3,754)	73,278	(3,757)
Obligations of states and political subdivisions	9,651	(238)	31,255	(3,294)	40,906	(3,532)
Collateralized mortgage obligations	13,198	(1,053)	68,730	(13,539)	81,928	(14,592)
Mortgage-backed securities	12,370	(80)	155,966	(12,570)	168,336	(12,650)

Total	$41,264	$(1,375)	$376,722	$(34,475)	$417,986	$(35,850)

Thirty-seven securities, all considered investment grade, which had an aggregate fair value of $41,264,000 and a total unrealized loss of $1,375,000, have been in an unrealized loss position for less than twelve months as of September 30, 2024.  Three hundred and eighty-one securities, all considered investment grade, which had an aggregate fair value of $376,722,000 and a total unrealized loss of $34,475,000, have been in an unrealized loss position for more than twelve months as of September 30, 2024.  The unrealized losses on the Company’s investment securities were caused by market conditions for these types of investments, particularly changes in risk-free interest rates.  The decline in fair value is attributable to changes in interest rates and not credit quality, and the Company does not intend to sell the securities.  The Company has concluded it is not more likely than not that the Company will be required to sell these securities prior to recovery of their anticipated cost basis. Therefore, as of September 30, 2024, the Company has not recorded an allowance for credit losses on these securities and the unrecognized or unrealized losses on these securities have not been recognized into income.

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

Investment securities carried at $58,273,000 and $43,884,000 at September 30, 2024 and December 31, 2023, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

Index

4.	LOANS AND ALLOWANCE FOR CREDIT LOSSES

The composition of the Company’s loan portfolio, by loan class, as of September 30, 2024 and December 31, 2023 was as follows:

($ in thousands)	September 30, 2024	December 31, 2023

Commercial	$109,380	$106,897
Commercial Real Estate	724,986	721,729
Agriculture	94,994	105,838
Residential Mortgage	106,049	107,328
Residential Construction	7,055	12,323
Consumer	16,227	14,868

	1,058,691	1,068,983
Allowance for credit losses	(16,422)	(16,596)
Deferred origination fees and costs, net	35	78

Loans, net	$1,042,304	$1,052,465

At September 30, 2024 and December 31, 2023, all loans were pledged under a blanket collateral lien to secure actual or potential borrowings from the Federal Home Loan Bank (“FHLB”).

Allowance for Credit Losses

The following tables summarize the activity in the allowance for credit losses on loans which is recorded as a contra asset, and the reserve for unfunded commitments which is recorded on the balance sheet within other liabilities as of and for the three and nine months ended September 30, 2024.

	Allowance for credit losses – Three months ended September 30, 2024
($ in thousands)	Beginning balance	Charge-offs	Recoveries	Provision (recovery)	Ending Balance
Commercial	$2,359	$(49)	$—	$(739)	$1,571
Commercial Real Estate	10,439	—	—	83	10,522
Agriculture	1,680	—	—	(29)	1,651
Residential Mortgage	1,862	—	—	50	1,912
Residential Construction	380	—	—	86	466
Consumer	304	(5)	2	(1)	300
Allowance for credit losses on loans	17,024	(54)	2	(550)	16,422
Reserve for unfunded commitments	950	—	—	—	950
Total	$17,974	$(54)	$2	$(550)	$17,372

	Allowance for credit losses – Nine months ended September 30, 2024
($ in thousands)	Beginning balance	Charge-offs	Recoveries	Provision (recovery)	Ending Balance
Commercial	$2,041	$(606)	$47	$89	$1,571
Commercial Real Estate	10,864	—	—	(342)	10,522
Agriculture	997	—	—	654	1,651
Residential Mortgage	2,005	—	—	(93)	1,912
Residential Construction	334	—	—	132	466
Consumer	355	(19)	4	(40)	300
Allowance for credit losses on loans	16,596	(625)	51	400	16,422
Reserve for unfunded commitments	1,150	—	—	(200)	950
Total	$17,746	$(625)	$51	$200	$17,372

Index
The following tables summarize the activity in the allowance for credit losses on loans which is recorded as a contra asset, and the reserve for unfunded commitments which is recorded on the balance sheet within other liabilities as of and for the three and nine months ended September 30, 2023.

	Allowance for credit losses – Three months ended September 30, 2023
($ in thousands)	Beginning balance	Charge-offs	Recoveries	Provision (recovery)	Ending Balance
Commercial	$1,792	$(91)	$20	$39	$1,760
Commercial Real Estate	10,139	—	—	584	10,723
Agriculture	947	—	—	86	1,033
Residential Mortgage	1,840	—	—	89	1,929
Residential Construction	491	—	—	(154)	337
Consumer	370	(9)	—	6	367
Allowance for credit losses on loans	15,579	(100)	20	650	16,149
Reserve for unfunded commitments	1,200	—	—	(150)	1,050
Total	$16,779	$(100)	$20	$500	$17,199

	Allowance for credit losses – Nine months ended September 30, 2023
($ in thousands)	Beginning balance	Adoption of CECL	Charge-offs	Recoveries	Provision (recovery)	Ending Balance
Commercial	$1,491	$689	$(269)	$155	$(306)	$1,760
Commercial Real Estate	10,259	(513)	—	—	977	10,723
Agriculture	1,789	(742)	(2,567)	—	2,553	1,033
Residential Mortgage	896	923	(3)	—	113	1,929
Residential Construction	181	221	—	—	(65)	337
Consumer	176	222	(10)	1	(22)	367
Allowance for credit losses on loans	14,792	800	(2,849)	156	3,250	16,149
Reserve for unfunded commitments	700	500	—	—	(150)	1,050
Total	$15,492	$1,300	$(2,849)	$156	$3,100	$17,199

The Company utilizes two economic variables, forecasted unemployment and gross domestic product, as loss drivers for its allowance for credit losses. The Company moved from California state loss drivers to national loss drivers at the beginning of 2024. The reason for the change is a higher credit loss correlation between the national loss driver variables than the state loss driver variables. During the quarter ended September 30, 2024, the levels of forecasted national unemployment and forecasted gross domestic product remained relatively stable.  The Company recognized a reversal of provision of $550,000 during the three months ended September 30, 2024, primarily due to a substantial payoff of a non-performing commercial loan relationship.  Management believes the allowance for credit losses at September 30, 2024 appropriately reflected expected credit losses in the loan portfolio at that date.

Index

Collateral-Dependent Loans

In accordance with ASC 326, a loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. All loans individually analyzed were collateral-dependent loans as of September 30, 2024 and December 31, 2023. The following table presents the amortized cost basis of collateral-dependent loans by class, which are individually evaluated to determine expected credit losses as of September 30, 2024 and December 31, 2023:

September 30, 2024
($ in thousands)	Secured by 1-4 Family Residential Properties- 1st lien	Secured by 1-4 Family Residential Properties- junior lien	Secured by 1-4 Family Residential Properties- revolving	Secured by owner-occupied, nonfarm nonresidential properties
Commercial	$—	$—	$—	$—
Commercial Real Estate	—	—	—	466
Agriculture	—	—	—	—
Residential Mortgage	469	—	—	—
Residential Construction	—	—	—	—
Consumer	—	298	263	—
Total	$469	$298	$263	$466

($ in thousands)	Commercial	Construction and land development	Secured by farmland	Agriculture production loans	Total
Commercial	$139	$—	$—	$—	$139
Commercial Real Estate	—	—	—	—	466
Agriculture	—	—	787	1,593	2,380
Residential Mortgage	—	—	—	—	469
Residential Construction	—	—	—	—	—
Consumer	—	—	—	—	561
Total	$139	$—	$787	$1,593	$4,015

December 31, 2023
($ in thousands)	Secured by 1-4 Family Residential Properties- 1st lien	Secured by 1-4 Family Residential Properties- junior lien	Secured by 1-4 Family Residential Properties- revolving	Secured by owner-occupied, nonfarm nonresidential properties
Commercial	$—	$—	$—	$—
Commercial Real Estate	—	—	—	—
Agriculture	—	—	—	—
Residential Mortgage	424	—	—	—
Residential Construction	—	—	—	—
Consumer	—	351	352	—
Total	$424	$351	$352	$—

($ in thousands)	Commercial	Construction and land development	Secured by farmland	Agriculture production loans	Total
Commercial	$—	$—	$—	$—	$—
Commercial Real Estate	—	—	—	—	—
Agriculture	—	—	946	1,925	2,871
Residential Mortgage	—	—	—	—	424
Residential Construction	—	—	—	—	—
Consumer	—	—	—	—	703
Total	$—	$—	$946	$1,925	$3,998

Foreclosure Proceedings

The Company had no residential real estate property in the process of foreclosure at September 30, 2024 and December 31, 2023.

Index
Non-accrual and Past Due Loans

The Company’s loans by delinquency and non-accrual status, as of September 30, 2024 and December 31, 2023, was as follows:

($ in thousands)	30-59 days Past Due & Accruing	60-89 days Past Due & Accruing	90 days or More Past Due & Accruing	Nonaccrual Loans	Total Past Due & Nonaccrual Loans	Current & Accruing Loans	Total Loans	Nonaccrual loans with No ACL
September 30, 2024
Commercial	$603	$41	$48	$139	$831	$108,549	$109,380	$139
Commercial Real Estate	—	—	—	466	466	724,520	724,986	466
Agriculture	—	2	—	2,380	2,382	92,612	94,994	2,380
Residential Mortgage	116	81	—	469	666	105,383	106,049	469
Residential Construction	—	—	—	—	—	7,055	7,055	—
Consumer	—	100	—	561	661	15,566	16,227	561
Total	$719	$224	$48	$4,015	$5,006	$1,053,685	$1,058,691	$4,015

December 31, 2023
Commercial	$91	$178	$—	$—	$269	$106,628	$106,897	$—
Commercial Real Estate	—	—	—	—	—	721,729	721,729	—
Agriculture	—	—	—	2,871	2,871	102,967	105,838	2,871
Residential Mortgage	976	—	916	424	2,316	105,012	107,328	424
Residential Construction	—	—	3,420	—	3,420	8,903	12,323	—
Consumer	194	—	—	703	897	13,971	14,868	703
Total	$1,261	$178	$4,336	$3,998	$9,773	$1,059,210	$1,068,983	$3,998

The Company recognized $119,000 and $4,000 of interest income on nonaccrual loans during the three months ended September 30, 2024 and September 30, 2023, respectively. The Company recognized $438,000 and $1,289,000 of interest income on nonaccrual loans during the nine months ended September 30, 2024 and September 30, 2023, respectively.

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

The amortized cost basis of loans that were experiencing both financial difficulty and modification during the three months ended September 30, 2024 were as follows:

($ in thousands)	Term Extension	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable

Commercial	$11	$47	0.05%
Commercial Real Estate	—	—	—
Agriculture	—	—	—
Residential Mortgage	—	—	—
Residential Construction	—	—	—
Consumer	—	—	—
Total	$11	$47	0.01%

The amortized cost basis of loans that were experiencing both financial difficulty and modification during the nine months ended September 30, 2024 were as follows:

($ in thousands)	Term Extension	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable

Commercial	$2,102	$47	1.96%
Commercial Real Estate	—	—	—
Agriculture	—	—	—
Residential Mortgage	—	—	—
Residential Construction	—	—	—
Consumer	—	—	—
Total	$2,102	$47	0.20%

The amortized cost basis of loans that were experiencing both financial difficulty and modification during the three months ended September 30, 2023 were as follows:

($ in thousands)	Term Extension	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable

Commercial	$—	$—	—
Commercial Real Estate	—	—	—
Agriculture	—	—	—
Residential Mortgage	—	—	—
Residential Construction	3,420	—	24.39%
Consumer	—	—	—
Total	$3,420	$—	0.32%

The amortized cost basis of loans that were experiencing both financial difficulty and modification during the nine months ended September 30, 2023 were as follows:

($ in thousands)	Term Extension	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable

Commercial	$—	$44	0.05%
Commercial Real Estate	—	398	0.06%
Agriculture	4,005	—	3.64%
Residential Mortgage	—	—	—
Residential Construction	3,420	—	24.39%
Consumer	—	—	—
Total	$7,425	$442	0.75%

The Company had no commitments to lend additional funds to borrowers whose loans were modified at September 30, 2024.

Index
The following table presents the financial effect of the loan modifications to borrowers experiencing financial difficulty during the three-month period ended September 30, 2024:

	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in months)
Commercial	3.00%	19
Commercial Real Estate	—	—
Agriculture	—	—
Residential Mortgage	—	—
Residential Construction	—	—
Consumer	—	—
Total	3.00%	19

The following table presents the financial effect of the loan modifications to borrowers experiencing financial difficulty during the nine-month period ended September 30, 2024:

	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in months)
Commercial	3.00%	9
Commercial Real Estate	—	—
Agriculture	—	—
Residential Mortgage	—	—
Residential Construction	—	—
Consumer	—	—
Total	3.00%	9

The following table presents the financial effect of the loan modifications to borrowers experiencing financial difficulty during the three-month period ended September 30, 2023:

	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in months)
Commercial	—	—
Commercial Real Estate	—	—
Agriculture	—	—
Residential Mortgage	—	—
Residential Construction	—	1
Consumer	—	—
Total	—	1

The following table presents the financial effect of the loan modifications to borrowers experiencing financial difficulty during the nine-month period ended September 30, 2023:

	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in months)
Commercial	0.50%	38
Commercial Real Estate	0.25%	26
Agriculture	—	4
Residential Mortgage	—	—
Residential Construction	—	1
Consumer	—	—
Total	0.27%	4

Index
There were no loans modified within the previous twelve months and for which there was a payment default during the three- and nine- month periods ended September 30, 2024.

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

The following tables present the loan portfolio by loan class, origination year, and internal risk rating as of September 30, 2024. Generally, existing term loans that were re-underwritten are reflected in the table in the year of renewal. Lines of credit that have a conversion feature at the time of origination, such as construction to permanent loans, are presented by year of origination. Revolving loans converted to term loans totaled $6,718,000 as of September 30, 2024.

(in thousands)
	Term Loans Amortized Cost Basis by Origination Year - As of September 30, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial
Pass	$28,566	$17,624	$12,776	$13,570	$4,091	$8,495	$18,645	$103,767
Special Mention	—	—	891	1,807	—	—	1,590	4,288
Substandard	559	41	—	—	349	—	237	1,186
Doubtful/Loss	—	—	—	—	139	—	—	139
Total Commercial loans	$29,125	$17,665	$13,667	$15,377	$4,579	$8,495	$20,472	$109,380
Year-to-date Period Charge-offs	—	(162)	(224)	(5)	(13)	(2)	(200)	(606)
Year-to-date Recoveries	—	—	4	—	—	43	—	47
Year-to-date Net Charge-offs	—	(162)	(220)	(5)	(13)	41	(200)	(559)

Commercial Real Estate
Pass	$67,094	$111,516	$171,046	$161,470	$40,235	$136,443	$6,616	$694,420
Special Mention	516	—	—	7,845	—	9,231	—	17,592
Substandard	—	385	1,003	2,536	1,650	7,400	—	12,974
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Commercial Real Estate loans	$67,610	$111,901	$172,049	$171,851	$41,885	$153,074	$6,616	$724,986
Year-to-date Charge-offs	—	—	—	—	—	—	—	—
Year-to-date Recoveries	—	—	—	—	—	—	—	—
Year-to-date Net Charge-offs	—	—	—	—	—	—	—	—

Agriculture
Pass	$4,428	$6,621	$16,939	$20,367	$6,471	10,828	$21,983	$87,637
Special Mention	—	—	1,890	2,996	—	—	—	4,886
Substandard	—	—	—	787	—	—	1,684	2,471
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Agriculture loans	$4,428	$6,621	$18,829	$24,150	$6,471	$10,828	$23,667	$94,994
Year-to-date Charge-offs	—	—	—	—	—	—	—	—
Year-to-date Recoveries	—	—	—	—	—	—	—	—
Year-to-date Net Charge-offs	—	—	—	—	—	—	—	—

Index
(in thousands)
	Term Loans Amortized Cost Basis by Origination Year - As of September 30, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Residential Mortgage
Pass	$2,986	$20,029	$22,785	$27,358	$13,416	$19,006	$—	$105,580
Special Mention	—	—	—	—	—	—	—	—
Substandard	79	—	—	36	—	354	—	469
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Residential Mortgage loans	$3,065	$20,029	$22,785	$27,394	$13,416	$19,360	$—	$106,049
Year-to-date Charge-offs	—	—	—	—	—	—	—	—
Year-to-date Recoveries	—	—	—	—	—	—	—	—
Year-to-date Net Charge-offs	—	—	—	—	—	—	—	—

Residential Construction
Pass	$2,037	$2,124	$1,637	$1,257	$—	$—	$—	$7,055
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Residential Construction loans	$2,037	$2,124	$1,637	$1,257	$—	$—	$—	$7,055
Year-to-date Charge-offs	—	—	—	—	—	—	—	—
Year-to-date Recoveries	—	—	—	—	—	—	—	—
Year-to-date Net Charge-offs	—	—	—	—	—	—	—	—

Consumer
Pass	$240	$161	$1,139	$117	$125	$274	$13,610	$15,666
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	561	561
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Consumer loans	$240	$161	$1,139	$117	$125	$274	$14,171	$16,227
Year-to-date Charge-offs	(19)	—	—	—	—	—	—	(19)
Year-to-date Recoveries	2	—	—	—	—	2	—	4
Year-to-date Net Charge-offs	(17)	—	—	—	—	2	—	(15)

Total Loans
Pass	$105,351	$158,075	$226,322	$224,139	$64,338	$175,046	$60,854	$1,014,125
Special Mention	516	—	2,781	12,648	—	9,231	1,590	26,766
Substandard	638	426	1,003	3,359	1,999	7,754	2,482	17,661
Doubtful/Loss	—	—	—	—	139	—	—	139
Total Loans	$106,505	$158,501	$230,106	$240,146	$66,476	$192,031	$64,926	$1,058,691
Year-to-date Charge-offs	$(19)	$(162)	$(224)	$(5)	$(13)	$(2)	$(200)	$(625)
Year-to-date Recoveries	$2	$—	$4	$—	$—	$45	$—	$51
Year-to-date Net Charge-offs	$(17)	$(162)	$(220)	$(5)	$(13)	$43	$(200)	$(574)

Index
(in thousands)
	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial
Pass	$19,776	$16,961	$15,833	$5,381	$7,420	$6,298	$26,183	$97,852
Special Mention	—	1,122	2,530	235	308	—	2,936	7,131
Substandard	—	32	1,152	542	—	—	188	1,914
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Commercial loans	$19,776	$18,115	$19,515	$6,158	$7,728	$6,298	$29,307	$106,897
Year-to-date Period Charge-offs	(47)	(196)	(36)	—	(87)	—	—	(366)
Year-to-date Recoveries	—	—	—	—	87	148	—	235
Year-to-date Net Charge-offs	(47)	(196)	(36)	—	—	148	—	(131)

Commercial Real Estate
Pass	$115,807	$173,918	$191,907	$50,150	$52,157	$107,909	$6,879	$698,727
Special Mention	—	—	7,448	—	2,869	1,273	—	11,590
Substandard	395	—	1,712	1,684	6,604	1,017	—	11,412
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Commercial Real Estate loans	$116,202	$173,918	$201,067	$51,834	$61,630	$110,199	$6,879	$721,729
Year-to-date Charge-offs	—	—	—	—	—	—	—	—
Year-to-date Recoveries	—	—	—	—	—	—	—	—
Year-to-date Net Charge-offs	—	—	—	—	—	—	—	—

Agriculture
Pass	$6,842	$16,985	$20,511	$8,792	$2,509	$11,437	$29,893	$96,969
Special Mention	—	1,937	2,996	—	—	1,064	—	5,997
Substandard	—	—	946	—	1,926	—	—	2,872
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Agriculture loans	$6,842	$18,922	$24,453	$8,792	$4,435	$12,501	$29,893	$105,838
Year-to-date Charge-offs	(1,825)	—	—	—	—	—	(742)	(2,567)
Year-to-date Recoveries	1,825	—	—	—	—	—	742	2,567
Year-to-date Net Charge-offs	—	—	—	—	—	—	—	—

Index
(in thousands)
	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Residential Mortgage
Pass	$20,239	$24,906	$26,429	$14,500	$5,481	$15,349	$—	$106,904
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	39	—	—	385	—	424
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Residential Mortgage loans	$20,239	$24,906	$26,468	$14,500	$5,481	$15,734	$—	$107,328
Year-to-date Charge-offs	—	—	—	—	—	(3)	—	(3)
Year-to-date Recoveries	—	—	—	—	—	—	—	—
Year-to-date Net Charge-offs	—	—	—	—	—	(3)	—	(3)

Residential Construction
Pass	$3,714	$1,991	$3,198	$—	$—	$—	$—	$8,903
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	3,420	—	—	—	—	—	3,420
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Residential Construction loans	$3,714	$5,411	$3,198	$—	$—	$—	$—	$12,323
Year-to-date Charge-offs	—	—	—	—	—	—	—	—
Year-to-date Recoveries	—	—	—	—	—	—	—	—
Year-to-date Net Charge-offs	—	—	—	—	—	—	—	—

Consumer
Pass	$350	$758	$133	$149	$70	$273	$12,516	$14,249
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	619	619
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Consumer loans	$350	$758	$133	$149	$70	$273	$13,135	$14,868
Year-to-date Charge-offs	(13)	—	—	—	—	—	—	(13)
Year-to-date Recoveries	—	—	—	—	—	1	—	1
Year-to-date Net Charge-offs	(13)	—	—	—	—	1	—	(12)

Total Loans
Pass	$166,728	$235,519	$258,011	$78,972	$67,637	$141,266	$75,471	$1,023,604
Special Mention	—	3,059	12,974	235	3,177	2,337	2,936	24,718
Substandard	395	3,452	3,849	2,226	8,530	1,402	807	20,661
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Loans	$167,123	$242,030	$274,834	$81,433	$79,344	$145,005	$79,214	$1,068,983
Year-to-date Charge-offs	$(1,885)	$(196)	$(36)	$—	$(87)	$(3)	$(742)	$(2,949)
Year-to-date Recoveries	$1,825	$—	$—	$—	$87	$149	$742	$2,803
Year-to-date Net Charge-offs	$(60)	$(196)	$(36)	$—	$—	$146	$—	$(146)

Index
5.	MORTGAGE OPERATIONS

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold.  The Company sold a substantial portion of its portfolio of conforming long-term residential mortgage loans originated during the nine months ended September 30, 2024 for cash proceeds equal to the fair value of the loans.  The Company serviced real estate mortgage loans for others totaling $175,691,000 and $184,288,000 at September 30, 2024 and December 31, 2023, respectively.

The recorded value of mortgage servicing rights is amortized in proportion to, and over the period of, estimated net servicing revenues.  The Company assesses capitalized mortgage servicing rights for impairment based upon the fair value of those rights at each reporting date. For purposes of measuring impairment, the rights are stratified based upon the product type, term and interest rates.  Fair value is determined by discounting estimated net future cash flows from mortgage servicing activities using discount rates that approximate current market rates and estimated prepayment rates, among other assumptions.  The amount of impairment recognized, if any, is the amount by which the capitalized mortgage servicing rights for a stratum exceeds their fair value.  Impairment, if any, is recognized through a valuation allowance for each individual stratum.  Changes in the carrying amount of mortgage servicing rights are reported in earnings under loan servicing income on the condensed consolidated statements of income.

Key assumptions used in measuring the fair value of mortgage servicing rights as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023

Constant prepayment rate	7.33%	6.09%
Discount rate	10.00%	10.50%
Weighted average life (years)	7.40	7.99

The following tables summarize the changes to the Company’s mortgage servicing rights assets as of the periods presented.  Mortgage servicing rights are included in Interest Receivable and Other Assets on the condensed consolidated balance sheets.

	(in thousands)
	June 30, 2024	Additions	Reductions	September 30, 2024

Mortgage servicing rights	$1,387	$16	$(53)	$1,350
Valuation allowance	—	—	—	—
Mortgage servicing rights, net of valuation allowance	$1,387	$16	$(53)	$1,350

	(in thousands)
	December 31, 2023	Additions	Reductions	September 30, 2024

Mortgage servicing rights	$1,482	$27	$(159)	$1,350
Valuation allowance	—	—	—	—
Mortgage servicing rights, net of valuation allowance	$1,482	$27	$(159)	$1,350

At September 30, 2024 and December 31, 2023, the estimated fair market value of the Company’s mortgage servicing rights assets was $1,880,000 and $2,094,000, respectively.  The change in fair value of mortgage servicing rights during 2024 was primarily due to a decrease in the amount of mortgage loans serviced coupled with changes in prepayment speeds and the discount rate.

The Company received contractually specified servicing fees of $112,000 and $117,000 for the three months ended September 30, 2024 and September 30, 2023, respectively.  The Company received contractually specified servicing fees of $340,000 and $357,000 for the nine months ended September 30, 2024 and September 30, 2023, respectively. Loan servicing income on the condensed consolidated statements of income includes contractually specified servicing fees, mortgage servicing rights additions, amortization and changes in the valuation allowance.

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

Assets Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023.

	(in thousands)
September 30, 2024	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$93,683	$93,683	$—	$—
Securities of U.S. government agencies and corporations	110,739	—	110,739	—
Obligations of states and political subdivisions	68,679	—	68,679	—
Collateralized mortgage obligations	95,236	—	95,236	—
Mortgage-backed securities	264,067	—	264,067	—
Total investments at fair value	$632,404	$93,683	$538,721	$—

	(in thousands)
December 31, 2023	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$87,182	$87,182	$—	$—
Securities of U.S. government agencies and corporations	115,079	—	115,079	—
Obligations of states and political subdivisions	51,677	—	51,677	—
Collateralized mortgage obligations	90,947	—	90,947	—
Mortgage-backed securities	227,472	—	227,472	—
Total investments at fair value	$572,357	$87,182	$485,175	$—

Index
Assets Recorded at Fair Value on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of September 30, 2024.
	(in thousands)
September 30, 2024	Carrying Value	Level 1	Level 2	Level 3
Individually evaluated loans	$139	$—	$—	$139
Total assets at fair value	$139	$—	$—	$139

There were no assets measured at fair value on a non-recurring basis as of December 31, 2023.

There were no liabilities measured at fair value on a recurring or non-recurring basis at September 30, 2024 and December 31, 2023.

Key methods and assumptions used in measuring the fair value of collateral dependent loans as of September 30, 2024 were as follows:

	Method	Assumption Inputs

Individually evaluated loans	Collateral, market, income, enterprise, liquidation	External appraised values, management assumptions regarding market trends or other relevant factors, selling costs generally ranging from 6% to 10%

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

Index
Disclosures about Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments for the periods ended September 30, 2024 and December 31, 2023 were approximately as follows:

(in thousands)		September 30, 2024		December 31, 2023
	Level	Carrying amount	Fair value	Carrying amount	Fair value

Financial assets:
Cash and cash equivalents	1	$163,918	$163,918	$149,211	$149,211
Certificates of deposit	2	19,244	19,351	19,710	19,570
Stock in Federal Home Loan Bank and other equity securities	3	10,518	10,518	10,518	10,518
Loans receivable:
Net loans	3	1,042,304	961,748	1,052,465	958,077
Interest receivable	2	7,678	7,678	6,810	6,810
Mortgage servicing rights	3	1,350	1,880	1,482	2,094
Financial liabilities:
Time deposits	3	153,936	153,887	135,696	135,540
Interest payable	2	1,345	1,345	1,567	1,567

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

Financial instruments, whose contract amounts represent credit risk at the indicated periods, were as follows:

(in thousands)	September 30, 2024	December 31, 2023

Undisbursed loan commitments	$158,836	$187,401
Standby letters of credit	895	1,251
Commitments to sell loans	960	—
	$160,691	$188,652

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank issues both financial and performance standby letters of credit.  The financial standby letters of credit are primarily to guarantee payment to third parties.  At September 30, 2024 and December 31, 2023, there were no financial standby letters of credit outstanding.  The performance standby letters of credit are typically issued to municipalities as specific performance bonds.  Performance standby letters of credit totaled $895,000 and $1,251,000 at September 30, 2024 and December 31, 2023, respectively.  The Bank had experienced no draws on outstanding letters of credit, resulting in no related liability included on its balance sheet; however, should a triggering event occur, the Bank either has collateral in excess of the letter of credit or embedded agreements of recourse from the customer. The Bank has set aside a reserve for unfunded commitments in the amount of $950,000 and $1,150,000 at September 30, 2024 and December 31, 2023, respectively, which is recorded in “interest payable and other liabilities” on the condensed consolidated balance sheets.

Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans.  As of September 30, 2024 and December 31, 2023, the Company had no off-balance sheet derivatives requiring additional disclosure.

The Company may enter into interest rate lock commitments in connection with its mortgage banking activities to fund residential mortgage loans within specified times in the future. These commitments expose the Company to the risk that the price of the loan underlying the interest rate lock commitment might decline from the inception of the interest rate lock to the funding of the mortgage loan. To protect against this risk, the Company may enter into commitments to sell loans to economically hedge the risk of potential changes in the value of the loans that would result from the commitment. These commitments totaled $960,000 and $0 at September 30, 2024 and December 31, 2023, respectively.  Mortgage loans sold to investors may be sold with servicing rights retained, for which the Company makes only standard legal representations and warranties as to meeting certain underwriting and collateral documentation standards.  In the past two years, the Company had to repurchase one loan totaling $420,000 due to deficiencies in underwriting or loan documentation.  Management believes that any liabilities that may result from such recourse provisions are not significant.

Index
8.	STOCK PLANS

On January 25, 2024, the Board of Directors of the Company declared a 5% stock dividend payable as of March 25, 2024 to shareholders of record as of February 29, 2024.  All stock options and restricted stock amounts outstanding have been adjusted to give retroactive effect to stock dividends.

The following table presents the activity related to stock options for the three months ended September 30, 2024.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	592,393	$8.52
Granted	—	—
Expired	—	—
Cancelled / Forfeited	—	—
Exercised	—	—
Options outstanding at End of Period	592,393	$8.52	$1,051,764	4.11
Exercisable (vested) at End of Period	568,709	$8.49	$1,028,080	3.97

The following table presents the activity related to stock options for the nine months ended September 30, 2024.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	642,779	$8.40
Granted	—	—
Expired	—	—
Cancelled / Forfeited	—	—
Exercised	(50,386)	6.92
Options outstanding at End of Period	592,393	$8.52	$1,051,764	4.11
Exercisable (vested) at End of Period	568,709	$8.49	$1,028,080	3.97

The intrinsic value of options exercised was $90,000 and $305,000 during the nine months ended September 30, 2024 and September 30, 2023, respectively.  The fair value of awards vested was $88,000 and $123,000 during the nine months ended September 30, 2024 and September 30, 2023, respectively.

As of September 30, 2024, there was $38,000 of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted average period of approximately 1.49 years.

There was $6,000 and $30,000 of recognized compensation cost related to stock options granted for the three and nine months ended September 30, 2024, respectively.

Index
The following table presents the activity related to non-vested restricted stock for the three months ended September 30, 2024.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Non-vested Restricted stock outstanding at Beginning of Period	259,886	$8.51
Granted	—	—
Cancelled / Forfeited	(768)	8.55
Exercised/Released/Vested	(849)	6.58
Non-vested restricted stock outstanding at End of Period	258,269	$8.52	$2,660,171	2.58

The following table presents the activity related to non-vested restricted stock for the nine months ended September 30, 2024.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Non-vested Restricted stock outstanding at Beginning of Period	274,268	$8.72
Granted	84,046	8.33
Cancelled / Forfeited	(19,980)	8.76
Exercised/Released/Vested	(80,065)	8.93
Non-vested restricted stock outstanding at End of Period	258,269	$8.52	$2,660,171	2.58

The weighted average fair value of restricted stock granted during the nine months ended September 30, 2024 was $8.33 per share.

As of September 30, 2024, there was $1,116,000 of total unrecognized compensation cost related to non-vested restricted stock.  This cost is expected to be recognized over a weighted average period of approximately 2.58 years.

There was $149,000 and $565,000 of recognized compensation cost related to restricted stock awards for the three and nine months ended September 30, 2024, respectively.

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

As of September 30, 2024, there was no unrecognized compensation cost related to ESPP issuances.

There was $15,000 and $31,000 of recognized compensation cost related to ESPP issuances for the three and nine months ended September 30, 2024, respectively.

The weighted average fair value option at issuance date during the nine months ended September 30, 2024 was $2.14 per share.

A summary of the weighted average assumptions used in valuing ESPP issuances during the three and nine months ended September 30, 2024 is presented below.

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Risk Free Interest Rate	5.27%	5.27%

Expected Dividend Yield	0.00%	0.00%

Expected Life in Years	1.00	1.00

Expected Price Volatility	25.96%	25.96%

Index
9.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table details activity in accumulated other comprehensive income (loss) for the three months ended September 30, 2024.

(in thousands)	Unrealized losses on securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated other comprehensive loss
Balance as of June 30, 2024	$(35,205)	$(70)	$121	$(35,154)
Current period other comprehensive income	12,167	—	—	12,167
Balance as of September 30, 2024	$(23,038)	$(70)	$121	$(22,987)

The following table details activity in accumulated other comprehensive loss for the nine months ended September 30, 2024.

(in thousands)	Unrealized losses on securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated other comprehensive loss
Balance as of December 31, 2023	$(33,778)	$(70)	$121	$(33,727)
Current period other comprehensive income	10,740	—	—	10,740
Balance as of September 30, 2024	$(23,038)	$(70)	$121	$(22,987)

The following table details activity in accumulated other comprehensive loss for the three months ended September 30, 2023.

(in thousands)	Unrealized losses on securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated other comprehensive loss
Balance as of June 30, 2023	$(43,950)	$(308)	$53	$(44,205)
Current period other comprehensive loss	(4,999)	—	—	(4,999)
Balance as of September 30, 2023	$(48,949)	$(308)	$53	$(49,204)

The following table details activity in accumulated other comprehensive loss for the nine months ended September 30, 2023.

(in thousands)	Unrealized losses on securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated other comprehensive loss
Balance as of December 31, 2022	$(46,273)	$(308)	$53	$(46,528)
Current period other comprehensive loss	(2,676)	—	—	(2,676)
Balance as of September 30, 2023	$(48,949)	$(308)	$53	$(49,204)

Index
10.	OUTSTANDING SHARES AND EARNINGS PER SHARE

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

The following table presents a reconciliation of basic and diluted EPS for the three and nine months ended September 30, 2024 and 2023 (dollars in thousands except share and per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Basic earnings per share:
Net income	$5,488	$4,619	$14,188	$14,672

Weighted average common shares outstanding	15,123,404	15,191,973	15,209,757	15,182,554
Basic EPS	$0.36	$0.30	$0.93	$0.97

Diluted earnings per share:
Net income	$5,488	$4,619	$14,188	$14,672

Weighted average common shares outstanding	15,123,404	15,191,973	15,209,757	15,182,554

Effect of dilutive shares	221,923	168,013	190,954	135,920

Adjusted weighted average common shares outstanding	15,345,327	15,359,986	15,400,711	15,318,474
Diluted EPS	$0.36	$0.30	$0.92	$0.96

Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 27,499 shares and 355,263 shares for the three months ended September 30, 2024 and 2023, respectively.  Unvested restricted stock which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 0 shares and 0 shares for the three months ended September 30, 2024 and 2023, respectively.  Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 306,120 shares and 476,883 shares for the nine months ended September 30, 2024 and 2023, respectively.  Unvested restricted stock which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 2,592 shares and 47,231 shares for the nine months ended September 30, 2024 and 2023, respectively.

Index
11.	LEASES

The Company leases eleven branch and administrative locations under operating leases expiring on various dates through 2031. Leases with an initial term of 12 months or less are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of ASU 2016-02, Leases (Topic 842), the Company combines lease and nonlease components. The Company had no financing leases as of September 30, 2024.

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

The Company had right-of-use assets totaling $3,372,000 and $4,073,000 as of September 30, 2024 and December 31, 2023, respectively. Right-of-use assets are included in Interest receivable and other assets on the condensed consolidated balance sheets. The Company had lease liabilities totaling $3,880,000 and $4,585,000 as of September 30, 2024 and December 31, 2023, respectively. Lease liabilities are included in Interest payable and other liabilities on the condensed consolidated balance sheets. The Company recognized lease expense totaling $323,000 and $315,000 for the three-month periods ended September 30, 2024 and 2023, respectively, and $928,000 and $916,000 for the nine-month periods ended September 30, 2024 and 2023, respectively. Lease expense includes operating lease costs, short-term lease costs and variable lease costs.  Lease expense is included in occupancy and equipment expense on the condensed consolidated statements of income.

The table below summarizes the maturity of remaining lease liabilities at September 30, 2024:

(in thousands)	September 30, 2024
2024 (remaining 3 months)	$259
2025	1,051
2026	672
2027	611
2028	625
2029 and thereafter	895
Total lease payments	4,113
Less: interest	(233)
Present value of lease liabilities	$3,880

The following table presents supplemental cash flow information related to leases for the three and nine months ended September 30, 2024:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2024	2023	2024	2023

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$244	$296	$839	$910
Right-of-use assets obtained in exchange for new operating lease liabilities	—	—	—	245

The following table presents the weighted average operating lease term and discount rate as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023

Weighted-average remaining lease term – operating leases, in years	5.03	5.43
Weighted-average discount rate – operating leases	2.38%	2.42%

Index
FIRST NORTHERN COMMUNITY BANCORP

ITEM 2.   – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report may include forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly compared to our forecasts and expectations. See Part I, Item 1A. “Risk Factors,” and the other risks described in our 2023 Annual Report on Form 10-K and Part II, Item 1A “Risk Factors” in this Quarterly Report on Form 10-Q and the other risks described in our Quarterly Reports on Form 10-Q for factors to be considered when reading any forward-looking statements in this filing.

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

Readers of this document should not rely on any forward-looking statements, which reflect only our management’s belief as of the date of this report. There are numerous risks and uncertainties that could and will cause actual results to differ materially from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our financial condition and results of operations or prospects. Such risks and uncertainties include, but are not limited to those listed in Item 1A “Risk Factors” of Part II of this Form 10-Q, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I of this Form 10-Q and “Risk Factors” and “Supervision and Regulation” in our 2023 Annual Report on Form 10-K, and in our other reports to the SEC.

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

Significant results and developments during the third quarter and year-to-date 2024 included:

•
Net income of $14.2 million for the nine months ended September 30, 2024, down 3.3% from net income of $14.7 million earned for the same period last year. Net income of $5.5 million for the three months ended September 30, 2024, up 18.8% from net income of $4.6 million earned for the same period last year.

•
Diluted income per share of $0.92 for the nine months ended September 30, 2024, down 4.2% from diluted income per share of $0.96 in the same period last year. Diluted income per share of $0.36 for the three months ended September 30, 2024, up 20.0% from diluted income per share of $0.30 for the same period last year.

•
Net interest income of $47.8 million for the nine months ended September 30, 2024, down 3.6% from net interest income of $49.6 million for the same period last year. Net interest income of $16.5 million for the three months ended September 30, 2024, up 3.9% from net interest income of $15.9 million for the same period last year.

•
Net interest margin of 3.60% for the nine months ended September 30, 2024, down 2.2% from net interest margin of 3.68% for the same period last year. Net interest margin of 3.65% for the three months ended September 30, 2024, up 4.0% from net interest margin of 3.51% for the same period last year.

•
Provision for credit losses of $200 thousand for the nine months ended September 30, 2024, down 93.6% from $3.1 million for the same period last year. Reversal of provision for credit losses of $550 thousand for the three months ended September 30, 2024 compared to provision for credit losses of $500 thousand for the same period last year.  The Company recognized a reversal of provision of $550 thousand during the three months ended September 30, 2024, primarily due to a substantial payoff of a non-performing commercial loan relationship.

•	Total assets of $1.93 billion as of September 30, 2024, up 3.1% from $1.87 billion as of December 31, 2023.

•	Total net loans (including loans held-for-sale) of $1.04 billion as of September 30, 2024, down 1.0% from $1.05 billion as of December 31, 2023.

•	Total investment securities of $632.4 million as of September 30, 2024, up 10.5% from $572.4 million as of December 31, 2023.

•	Total deposits of $1.73 billion as of September 30, 2024, up 2.3% from $1.69 billion as of December 31, 2023.

Index
SUMMARY FINANCIAL DATA

The Company recorded net income of $14,188,000 for the nine months ended September 30, 2024, representing a decrease of $484,000, or 3.3%, from net income of $14,672,000 for the same period in 2023. The Company recorded net income of $5,488,000 for the three months ended September 30, 2024, representing an increase of $869,000, or 18.8%, from net income of $4,619,000 for the same period in 2023.

The following tables present a summary of the results for the three and nine months ended September 30, 2024 and 2023, and a summary of financial condition at September 30, 2024 and December 31, 2023.

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
(dollars in thousands except for per share amounts)
For the Period:
Net Income	$5,488	$4,619	$14,188	$14,672
Basic Earnings Per Common Share	$0.36	$0.30	$0.93	$0.97
Diluted Earnings Per Common Share	$0.36	$0.30	$0.92	$0.96
Return on Average Assets (annualized)	1.15%	0.96%	1.01%	1.02%
Return on Average Equity (annualized)	12.73%	13.11%	11.50%	14.41%
Average Equity to Average Assets	9.02%	7.30%	8.77%	7.09%

	September 30, 2024	December 31, 2023

(in thousands except for ratios)
At Period End:
Total Assets	$1,930,690	$1,871,832
Total Investment Securities, at fair value	$632,404	$572,357
Total Loans, Net (including loans held-for-sale)	$1,042,304	$1,052,465
Total Deposits	$1,732,042	$1,692,444
Loan-To-Deposit Ratio	60.2%	62.2%

Index
Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended September 30, 2024			Three months ended September 30, 2023
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets
Interest-earning assets:
Loans (1)	$1,048,639	$14,315	5.43%	$1,031,647	$13,098	5.04%
Certificate of deposits	18,052	188	4.14%	20,794	194	3.70%
Interest bearing due from banks	126,903	1,632	5.12%	148,250	1,870	5.00%
Investment securities, taxable	550,360	3,586	2.59%	551,555	2,685	1.93%
Investment securities, non-taxable (2)	42,736	312	2.90%	31,765	199	2.49%
Other interest earning assets	10,518	261	9.87%	10,518	214	8.07%
Total average interest-earning assets	1,797,208	20,294	4.49%	1,794,529	18,260	4.04%
Non-interest-earning assets:
Cash and due from banks	40,401			49,630
Premises and equipment, net	9,470			9,704
Interest receivable and other assets	55,357			59,579
Total average assets	$1,902,436			$1,913,442

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	381,356	718	0.75%	415,232	472	0.45%
Savings and MMDA’s	431,446	1,443	1.33%	443,536	819	0.73%
Time, $250,000 or less	117,985	1,341	4.52%	98,898	968	3.88%
Time, over $250,000	38,453	296	3.06%	17,554	127	2.87%
Total average interest-bearing liabilities	969,240	3,798	1.56%	975,220	2,386	0.97%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	745,700			779,615
Interest payable and other liabilities	15,924			18,858
Total liabilities	1,730,864			1,773,693
Total average stockholders’ equity	171,572			139,749
Total average liabilities and stockholders’ equity	$1,902,436			$1,913,442
Net interest income and net interest margin (3)		$16,496	3.65%		$15,874	3.51%

(1)
Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is generally excluded. Loan interest income includes loan fees, net of deferred costs of approximately $4 and $(50) for the three months ended September 30, 2024 and 2023, respectively.

(2)	Interest income and yields on tax-exempt securities are not presented on a taxable-equivalent basis.
(3)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)	For disclosure purposes, yield /rates are annualized by dividing the number of days in the reported period by 365.

Index
Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Nine months ended September 30, 2024			Nine months ended September 30, 2023
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets
Interest-earning assets:
Loans (1)	$1,045,710	$41,620	5.32%	$994,504	$38,197	5.14%
Certificate of deposits	17,935	542	4.04%	21,115	556	3.52%
Interest bearing due from banks	127,030	5,077	5.34%	174,391	6,411	4.92%
Investment securities, taxable	531,871	9,519	2.39%	568,322	8,041	1.89%
Investment securities, non-taxable (2)	39,600	825	2.78%	36,092	692	2.56%
Other interest earning assets	10,518	784	9.96%	9,985	557	7.46%
Total average interest-earning assets	1,772,664	58,367	4.40%	1,804,409	54,454	4.03%
Non-interest-earning assets:
Cash and due from banks	38,716			47,135
Premises and equipment, net	9,654			8,713
Interest receivable and other assets	57,104			58,805
Total average assets	$1,878,138			$1,919,062

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	375,090	1,851	0.66%	432,741	1,107	0.34%
Savings and MMDA’s	429,227	3,910	1.22%	460,198	1,926	0.56%
Time, $250,000 or less	114,847	3,908	4.55%	73,485	1,542	2.81%
Time, over $250,000	37,430	862	3.08%	13,043	242	2.48%
Total average interest-bearing liabilities	956,594	10,531	1.47%	979,467	4,817	0.66%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	740,261			785,634
Interest payable and other liabilities	16,523			17,837
Total liabilities	1,713,378			1,782,938
Total average stockholders’ equity	164,760			136,124
Total average liabilities and stockholders’ equity	$1,878,138			$1,919,062
Net interest income and net interest margin (3)		$47,836	3.60%		$49,637	3.68%

(1)
Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest thereon is generally excluded. Loan interest income includes loan fees, net of deferred costs of approximately $(448) and $(17) for the nine months ended September 30, 2024 and 2023, respectively.

(2)	Interest income and yields on tax-exempt securities are not presented on a taxable-equivalent basis.
(3)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)	For disclosure purposes, yield /rates are annualized by dividing the number of days in the reported period by 365.

Index
Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended September 30, 2024			Three months ended June 30, 2024
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate (4)
Assets
Interest-earning assets:
Loans (1)	$1,048,639	$14,315	5.43%	$1,041,102	$13,830	5.34%
Certificates of deposit	18,052	188	4.14%	17,081	171	4.03%
Interest bearing due from banks	126,903	1,632	5.12%	130,963	1,913	5.87%
Investment securities, taxable	550,360	3,586	2.59%	519,789	3,088	2.39%
Investment securities, non-taxable (2)	42,736	312	2.90%	38,055	261	2.76%
Other interest earning assets	10,518	261	9.87%	10,518	267	10.21%
Total average interest-earning assets	1,797,208	20,294	4.49%	1,757,508	19,530	4.47%
Non-interest-earning assets:
Cash and due from banks	40,401			39,630
Premises and equipment, net	9,470			9,642
Interest receivable and other assets	55,357			59,523
Total average assets	$1,902,436			$1,866,303

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	381,356	718	0.75%	371,657	622	0.67%
Savings and MMDA’s	431,446	1,443	1.33%	425,601	1,272	1.20%
Time, $250,000 and under	117,985	1,341	4.52%	123,303	1,356	4.42%
Time, over $250,000	38,453	296	3.06%	34,605	302	3.51%
Total average interest-bearing liabilities	969,240	3,798	1.56%	955,166	3,552	1.50%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	745,700			732,153
Interest payable and other liabilities	15,924			15,737
Total liabilities	1,730,864			1,703,056
Total average stockholders’ equity	171,572			163,247
Total average liabilities and stockholders’ equity	$1,902,436			$1,866,303
Net interest income and net interest margin (3)		$16,496	3.65%		$15,978	3.66%

(1)
Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest is generally excluded.  Loan interest income includes loan fees, net of deferred costs of approximately $4 and $(100) for the three months ended September 30, 2024 and June 30, 2024, respectively.

(2)	Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
(3)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)	For disclosure purposes, yield/rates are annualized by dividing the number of days in the reported period by 365.

Index
Analysis of Changes
in Interest Income and Interest Expense
(Dollars in thousands)

Following is an analysis of changes in interest income and expense (dollars in thousands) for the three months ended September 30, 2024 over the three months ended September 30, 2023, the nine months ended September 30, 2024 over the nine months ended September 30, 2023, and the three months ended September 30, 2024 over the three months ended June 30, 2024.  Changes not solely due to interest rate or volume have been allocated proportionately to interest rate and volume.

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024			Three Months Ended September 30, 2024
	Over			Over			Over
	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023			Three Months Ended June 30, 2024
	Volume	Interest Rate	Change	Volume	Interest Rate	Change	Volume	Interest Rate	Change

Increase (Decrease) in Interest Income:

Loans	$213	$1,004	$1,217	$2,038	$1,385	$3,423	$146	$339	$485
Certificates of Deposit	(27)	21	(6)	(91)	77	(14)	11	6	17
Due From Banks	(281)	43	(238)	(1,851)	517	(1,334)	(55)	(226)	(281)
Investment Securities - Taxable	(6)	907	901	(544)	2,022	1,478	206	292	498
Investment Securities - Non-taxable	76	37	113	71	62	133	36	15	51
Other Assets	—	47	47	32	195	227	—	(6)	(6)
	$(25)	$2,059	$2,034	$(345)	$4,258	$3,913	$344	$420	$764

Increase (Decrease) in Interest Expense:

Deposits:
Interest-Bearing Transaction Deposits	$(41)	$287	$246	$(166)	$910	$744	$17	$79	$96
Savings & MMDAs	(22)	646	624	(139)	2,123	1,984	19	152	171
Time Certificates	399	143	542	1,887	1,099	2,986	(4)	(17)	(21)

	$336	$1,076	$1,412	$1,582	$4,132	$5,714	$32	$214	$246

Increase (Decrease) in Net Interest Income:	$(361)	$983	$622	$(1,927)	$126	$(1,801)	$312	$206	$518

Index
CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a $14,707,000, or 9.9%, increase in cash and cash equivalents, a $466,000, or 2.4%, decrease in certificates of deposit, a $60,047,000, or 10.5%, increase in investment securities available-for-sale, and a $10,161,000, or 1.0%, decrease in net loans held-for-investment from December 31, 2023 to September 30, 2024. The increase in cash and cash equivalents was primarily due to an increase in deposit balances coupled with a decrease in loans due to proceeds from loan payoffs, net of loan originations, which was partially offset by an increase in investment securities due to net purchases of investment securities. The decrease in certificates of deposits was due to net maturities and repayments of certificates of deposit. The decrease in net loans held-for-investment was primarily due to net payoffs of agriculture, residential mortgage, and residential construction loans, which was partially offset by net originations of commercial, commercial real estate and consumer loans.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect an increase in total deposits of $39,598,000, or 2.3%, from December 31, 2023 to September 30, 2024. The overall increase in total deposits was primarily due to seasonal fluctuations due to changes in market conditions and monetary policy.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The Federal Open Market Committee lowered the benchmark rate by 50 basis points to a target range of 4.75% - 5.00% during the quarter ended September 30, 2024.

Interest income on loans for the nine months ended September 30, 2024 was up 9.0% from the same period in 2023, increasing from $38,197,000 to $41,620,000, and was up 9.3% for the three months ended September 30, 2024 over the same period in 2023, increasing from $13,098,000 to $14,315,000. The increase in interest income on loans for the nine months ended September 30, 2024 as compared to the same period a year ago was primarily due to an increase in average balance of loans coupled with an 18 basis point increase in yield on loans. The increase in interest income on loans for the three months ended September 30, 2024 as compared to the same period a year ago was primarily due to an increase in average balance of loans coupled with a 39 basis point increase in yield on loans.

Interest income on certificates of deposit for the nine months ended September 30, 2024 was down 2.5% from the same period in 2023, decreasing from $556,000 to $542,000, and was down 3.1% for the three months ended September 30, 2024 over the same period in 2023, decreasing from $194,000 to $188,000. The decrease in interest income on certificates of deposit for the nine months ended September 30, 2024 as compared to the same period a year ago was primarily due to a decrease in average balances of certificates of deposit, which was partially offset by a 52 basis point increase in yield on certificates of deposit. The decrease in interest income on certificates of deposit for the three months ended September 30, 2024 as compared to the same period a year ago was primarily due to a decrease in average balances of certificates of deposit, which was partially offset by a 44 basis point increase in yield on certificates of deposit.

Interest income on interest-bearing due from banks for the nine months ended September 30, 2024 was down 20.8% from the same period in 2023, decreasing from $6,411,000 to $5,077,000, and was down 12.7% for the three months ended September 30, 2024 over the same period in 2023, decreasing from $1,870,000 to $1,632,000. The decrease in interest income on interest-bearing due from banks for the nine months ended September 30, 2024 as compared to the same period a year ago was primarily due to a decrease in average balances of interest-bearing due from banks, which was partially offset by a 42 basis point increase in yield on interest-bearing due from banks. The decrease in interest income on interest-bearing due from banks for the three months ended September 30, 2024 as compared to the same period a year ago was primarily due to a decrease in average balances of interest-bearing due from banks, which was partially offset by a 12 basis point increase in yield on interest-bearing due from banks.

Interest income on investment securities available-for-sale for the nine months ended September 30, 2024 was up 18.5% from the same period in 2023, increasing from $8,733,000 to $10,344,000, and was up 35.2% for the three months ended September 30, 2024 over the same period in 2023, increasing from $2,884,000 to $3,898,000. The increase in interest income on investment securities for the nine months ended September 30, 2024 as compared to the same period a year ago was primarily due to a 49 basis point increase in investment yields, which was partially offset by a decrease in average investment securities. The increase in interest income on investment securities for the three months ended September 30, 2024 as compared to the same period a year ago was primarily due to a 65 basis point increase in investment yields coupled with an increase in average investment securities.

Interest income on other earning assets for the nine months ended September 30, 2024 was up 40.8% from the same period in 2023, increasing from $557,000 to $784,000, and was up 22.0% for the three months ended September 30, 2024 over the same period in 2023, increasing from $214,000 to $261,000. This income is primarily derived from dividends received from the Federal Home Loan Bank. The increase in interest income on other earning assets for the nine months ended September 30, 2024 as compared to the same period a year ago was primarily due to a 250 basis point increase in yield on other earning assets coupled with an increase in average balances of other earning assets. The increase in interest income on other earning assets for the three months ended September 30, 2024 as compared to the same period a year ago was due to a 180 basis point increase in yield on other earning assets.

Index
The Company had no Federal Funds sold balances during the three and nine months ended September 30, 2024 and September 30, 2023.

Interest Expense

Interest expense on deposits for the nine months ended September 30, 2024 was up 118.6% from the same period in 2023, increasing from $4,817,000 to $10,531,000, and was up 59.2% for the three months ended September 30, 2024 over the same period in 2023, increasing from $2,386,000 to $3,798,000. The increase in interest expense for the nine months ended September 30, 2024 as compared to the same period a year ago was primarily due to an 81 basis point increase in average interest-bearing deposit yield, which was partially offset by a decrease in average balance of interest-bearing liabilities. The increase in interest expense for the three months ended September 30, 2024 as compared to the same period a year ago was primarily due to a 59 basis point increase in average interest-bearing deposit yield, which was partially offset by a decrease in average balance of interest-bearing liabilities.

Provision for Credit Losses

Provision for credit losses for the nine months ended September 30, 2024 was down 93.6% from the same period in 2023, decreasing from $3,100,000 to $200,000, and was down 210.0% for the three months ended September 30, 2024 over the same period in 2023, decreasing from $500,000 to a reversal of provision of $550,000. The levels of forecasted national unemployment and forecasted gross domestic product remained relatively stable during the three and nine months ended September 30, 2024.  The Company recognized a reversal of provision of $550 thousand during the three months ended September 30, 2024, primarily due to a substantial payoff of a non-performing commercial loan relationship.

Non-Interest Income

Non-interest income was down 26.4% for the nine months ended September 30, 2024 from the same period in 2023, decreasing from $6,155,000 to $4,529,000. The decrease was primarily driven by a bargain purchase gain recognized during the nine months ended September 30, 2023. The Company recognized a bargain purchase gain totaling approximately $1.4 million resulting from the acquisition of the Colusa, Willows, and Orland branches located in California in the first quarter of 2023.

Non-interest income was down 13.4% for the three months ended September 30, 2024 from the same period in 2023, decreasing from $1,776,000 to $1,538,000.  The decrease was primarily due to decreases in other income and losses on sales of securities.

Non-Interest Expenses

Total non-interest expenses were down 0.2% for the nine months ended September 30, 2024 from the same period in 2023, decreasing from $32,534,000 to $32,460,000. The decrease was primarily due to a decrease in salaries and employee benefits, which was partially offset by increases in occupancy and equipment and other expenses. The decrease in salaries and employee benefits was primarily due to a decrease in full-time equivalent employees and decreases in contingent compensation and profit sharing expense. The increase in occupancy and equipment expenses was primarily due to an increase in depreciation expense due to a full nine months of expenses related to the acquired branches in the first quarter of 2023. The increase in other expenses was primarily due to increases in loan collection expenses, which was partially offset by a decrease in legal fees.

Total non-interest expenses were up 0.5% for the three months ended September 30, 2024 from the same period in 2023, increasing from $10,883,000 to $10,934,000. The decrease was primarily due to a decrease in salaries and employee benefits, which was partially offset by an increase in occupancy and equipment and data processing expense. The decrease in salaries and employee benefits was primarily due to a decrease in full-time equivalent employees. The increase in occupancy and equipment and data processing expense was primarily due to increases in service contracts partially due to a full year of additional processing related to new branches acquired in the first quarter of 2023.

Index
The following table sets forth other non-interest expenses by category for the three and nine months ended September 30, 2024 and 2023.

	(in thousands)
	Three months ended September 30, 2024	Three months ended September 30, 2023	Nine months ended September 30, 2024	Nine months ended September 30, 2023
Other non-interest expenses
FDIC assessments	$210	$231	$633	$681
Contributions	76	79	242	190
Legal fees	59	88	238	428
Accounting and audit fees	151	134	472	451
Consulting fees	313	163	768	599
Postage expense	36	27	114	123
Telephone expense	35	37	108	124
Public relations	42	87	222	230
Training expense	43	37	127	165
Loan origination expense	(39)	120	89	248
Computer software depreciation	—	1	2	17
Sundry losses	167	80	421	203
Loan collection expense (recovery)	102	160	132	(294)
Debit card expense	323	305	949	902
Other non-interest expense	460	437	1,522	1,296

Total other non-interest expenses	$1,978	$1,986	$6,039	$5,363

Index
Income Taxes

The Company’s tax rate, the Company’s income before taxes and the amount of tax relief provided by non-taxable earnings affect the Company’s provision for income taxes. Provision for income taxes increased 0.6% for the nine months ended September 30, 2024 from the same period in 2023, increasing from $5,486,000 to $5,517,000, and increased 31.2% for the three months ended September 30, 2024 from the same period in 2023, increasing from $1,648,000 to $2,162,000. The effective tax rate was 28.0% and 27.2% for the nine months ended September 30, 2024 and September 30, 2023, respectively. The effective tax rate was 28.3% and 26.3% for the three months ended September 30, 2024 and September 30, 2023, respectively.

Off-Balance Sheet Commitments

The following table shows the distribution of the Company’s undisbursed loan commitments at the dates indicated.

	(in thousands)

	September 30, 2024	December 31, 2023

Undisbursed loan commitments	$158,836	$187,401
Standby letters of credit	895	1,251
Commitments to sell loans	960	—
	$160,691	$188,652

The reserve for unfunded lending commitments amounted to $950,000 and $1,150,000 as of September 30, 2024 and December 31, 2023, respectively. The reserve for unfunded lending commitments is included in other liabilities on the Condensed Consolidated Balance Sheets. See Note 7 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q, “Financial Instruments with Off-Balance Sheet Risk,” for additional information.

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

The following table summarizes the Company’s non-accrual loans net of guarantees of the State of California and U.S. Government by loan category at September 30, 2024 and December 31, 2023:

	At September 30, 2024			At December 31, 2023
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(in thousands)

Commercial	$139	$139	$—	$—	$—	$—
Commercial real estate	466	—	466	—	—	—
Agriculture	2,380	—	2,380	2,871	—	2,871
Residential mortgage	469	—	469	424	—	424
Residential construction	—	—	—	—	—	—
Consumer	561	—	561	703	—	703
Total non-accrual loans	$4,015	$139	$3,876	$3,998	$—	$3,998

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

Non-accrual loans amounted to $4,015,000 at September 30, 2024 and were comprised of one commercial loan totaling $139,000, one commercial real estate loan totaling $466,000, two agriculture loans totaling $2,380,000, four residential mortgage loans totaling $469,000 and three consumer loans totaling $561,000. Non-accrual loans amounted to $3,998,000 at December 31, 2023 and were comprised of two agriculture loans totaling $2,871,000, three residential mortgage loans totaling $424,000 and four consumer loans totaling $703,000.

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

Index
As the following table illustrates, total non-performing assets, net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, decreased $4,410,000, or 52.9%, to $3,924,000 during the first nine months of 2024. Non-performing assets, net of guarantees, represented 0.2% of total assets at September 30, 2024.

	At September 30, 2024			At December 31, 2023
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Non-accrual loans	$4,015	$139	$3,876	$3,998	$—	$3,998
Loans 90 days past due and still accruing	48	—	48	4,336	—	4,336

Total non-performing loans	4,063	139	3,924	8,334	—	8,334
Other real estate owned	—	—	—	—	—	—
Total non-performing assets	$4,063	$139	$3,924	$8,334	$—	$8,334

Non-performing loans (net of guarantees) to total loans			0.4%			0.8%
Non-performing assets (net of guarantees) to total assets			0.2%			0.5%
Allowance for credit losses to non-performing loans (net of guarantees)			418.5%			199.1%

The Company had one loan totaling $48,000 that was 90 days or more past due and still accruing as of September 30, 2024. The Company had two loans totaling $4,336,000 that were 90 days or more past due and still accruing as of December 31, 2023.

Excluding the non-performing loans, net of guaranteed loans cited previously, loans totaling $13,876,000 and $12,327,000 were classified as substandard or doubtful loans, representing potential problem loans at September 30, 2024 and December 31, 2023, respectively. Management believes that the allowance for credit losses at September 30, 2024 and December 31, 2023 appropriately reflected expected credit losses in the loan portfolio at that date.  The ratio of the allowance for credit losses to total loans was 1.55% at each of the periods ended September 30, 2024 and December 31, 2023.

Other real estate owned (“OREO”) consists of property that the Company has acquired by deed in lieu of foreclosure or through foreclosure proceedings, and property that the Company does not hold title to but is in actual control of, known as in-substance foreclosure. The estimated fair value of the property is determined prior to transferring the balance to OREO. The balance transferred to OREO is the estimated fair value of the property less estimated cost to sell.  Impairment may be deemed necessary to bring the book value of the loan equal to the appraised value. Appraisals or loan officer evaluations are then conducted periodically thereafter charging any additional impairment to the appropriate expense account. The Company had no OREO as of September 30, 2024 and December 31, 2023.

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

The following table summarizes the ACL of the Company during the nine months ended September 30, 2024 and 2023, and for the year ended December 31, 2023:

Analysis of the Allowance for Credit Losses
(Amounts in thousands, except percentage amounts)

	Nine months ended September 30,		Year ended December 31,
	2024	2023	2023

Balance at beginning of period	$16,596	$14,792	$14,792
Impact of adopting ASC 326	—	800	800
Provision for credit losses	400	3,250	1,150
Loans charged-off:
Commercial	(606)	(269)	(366)
Commercial Real Estate	—	—	—
Agriculture	—	(2,567)	(2,567)
Residential Mortgage	—	(3)	(3)
Residential Construction	—	—	—
Consumer	(19)	(10)	(13)

Total charged-off	(625)	(2,849)	(2,949)

Recoveries:
Commercial	47	155	235
Commercial Real Estate	—	—	—
Agriculture	—	—	2,567
Residential Mortgage	—	—	—
Residential Construction	—	—	—
Consumer	4	1	1

Total recoveries	51	156	2,803

Net charge-offs	(574)	(2,693)	(146)

Balance at end of period	$16,422	$16,149	$16,596

Ratio of net charge-offs to average loans outstanding during the period (annualized)	(0.07%)	(0.36%)	(0.01%)
Allowance for credit losses to total loans	1.55%	1.53%	1.55%
Nonaccrual loans to total loans	0.4%	0.6%	0.4%
Allowance for credit losses to nonaccrual loans	409.0%	263.9%	415.1%

Index
Deposits

Deposits are one of the Company’s primary sources of funds.  At September 30, 2024 and December 31, 2023, the Company had the following deposit mix:

	September 30, 2024	December 31, 2023

Non-interest bearing transaction	43.1%	44.0%
Interest-bearing transaction	22.4%	22.5%
Savings and MMDA	25.6%	25.5%
Time	8.9%	8.0%

The Company obtains deposits primarily from the communities it serves. The Company believes that no material portion of its deposits has been obtained from or is dependent on any one person or industry. The Company accepts deposits in excess of $250,000 from customers.  These deposits are priced to remain competitive.

Maturities of time certificates of deposit of over $250,000 outstanding at September 30, 2024 and December 31, 2023 are summarized as follows:

	(in thousands)
	September 30, 2024	December 31, 2023
Three months or less	$15,933	$4,321
Over three to six months	3,719	3,653
Over six to twelve months	14,732	13,277
Over twelve months	3,454	5,072
Total	$37,838	$26,323

Approximately 40% and 37% of our deposits were uninsured as of September 30, 2024 and December 31, 2023, respectively.

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

Asset liquidity sources consist of the repayments and maturities of loans, selling of loans, short-term money market investments, maturities of securities and sales of securities from the available-for-sale portfolio. These activities are generally summarized as investing activities in the Condensed Consolidated Statements of Cash Flows. For the nine months ended September 30, 2024, net liquidity used in investing activities totaled $35,296,000.

The Company’s available-for-sale investment securities plus cash and cash equivalents in excess of reserve requirements and certificates of deposit totaled $815,566,000 on September 30, 2024, which was 42.2% of assets at that date. This was an increase of $74,288,000 from $741,278,000 and 39.6% of assets as of December 31, 2023. The Company’s investment securities are generally shorter term in nature to provide ongoing cash flows for liquidity needs and/or reinvestment for interest rate risk management. On September 30, 2024, the effective duration of our investment securities was 3.06 with projected principal cashflow of $50,012,000 for the remainder of 2024 available for reinvestment or liquidity needs. The Company had no held-to-maturity securities as of September 30, 2024 and December 31, 2023.

Liquidity may also be impacted from liabilities through changes in deposits and borrowings outstanding. These activities are included under financing activities in the Condensed Consolidated Statements of Cash Flows. As of September 30, 2024, the Company had $0 in borrowings outstanding. For the nine months ended September 30, 2024, net liquidity provided by financing activities totaled $36,796,000, primarily due to a net increase in deposits. While these sources of funds are expected to continue to provide significant amounts of funds in the future, their mix, as well as the possible use of other sources, will depend on future economic and market conditions.

Liquidity is also provided or used through the results of operating activities. For the nine months ended September 30, 2024, operating activities provided cash of $13,207,000.

Index
Liquidity is measured by various ratios, in management’s opinion, the most common being the ratio of net loans to deposits (including loans held-for-sale).  This ratio was 60.2% and 62.2% as of September 30, 2024 and December 31, 2023, respectively.

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

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks which totaled $130,000,000 at September 30, 2024.  Additionally, the Company has a line of credit with the FHLB, with a remaining borrowing capacity at September 30, 2024 of $394,192,000; credit availability is subject to certain collateral requirements.

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

Index
As of September 30, 2024, the Bank’s capital ratios exceeded applicable regulatory requirements. The following table presents the capital ratios for the Bank, compared to the regulatory standards for well-capitalized depository institutions, excluding the capital conservation buffer, as of September 30, 2024.

	(amounts in thousands except percentage amounts)
	Actual		Well Capitalized
	Capital	Ratio	Ratio Requirement
Leverage	$199,232	10.3%	5.0%
Common Equity Tier 1	$214,812	16.0%	6.5%
Tier 1 Risk-Based	$214,812	16.0%	8.0%
Total Risk-Based	$214,812	17.3%	10.0%

Index
ITEM 3.   – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in the quantitative and qualitative disclosures about market risk as of September 30, 2024, from those presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which are incorporated by reference herein.

ITEM 4.   – CONTROLS AND PROCEDURES

(a)  We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2024.  This conclusion is based on an evaluation conducted under the supervision and with the participation of management.

(b)  During the quarter ended September 30, 2024, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. – RISK FACTORS

For a discussion of risk factors relating to our business, please refer to Part I, Item 1A of our 2023 Form 10-K, which is incorporated by reference herein, and to the following:

Several of California’s Largest Home Insurance Providers Have Recently Paused or Severely Limited Their Issuance of New Policies, or Their Renewal of Existing Policies, in the State, Which Could Increase the Bank’s Risk of Loss in its Loan Portfolio

At September 30, 2024, loans secured by real estate comprised approximately 87% of the total loans in the Bank’s portfolio.  At September 30, 2024, all of the Bank’s real estate mortgage and construction loans were secured fully or in part by deeds of trust on underlying real estate.  Most of the Company’s customers, including its loan customers, are located in the State of California.

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

The California Department of Insurance enforces some safeguards to temporarily shield homeowners from the cancellation or non-renewal of home insurance policies in high-risk areas, particularly those prone to wildfires.  In addition, the California Fair Access to Insurance Requirements (FAIR) Plan, a state-established risk pool, operates as an insurer of last resort, providing temporary coverage for California homeowners unable to obtain (generally at increased premium cost) such coverage from a traditional insurance carrier; however, enrollment in the FAIR Plan as a percentage of the total number of residential insurance policies in California has steadily increased over the past five years, particularly in counties with the highest wildfire risk, threatening the ongoing stability of the Plan.  In late 2023, following the California Governor’s declaration of a State of Emergency regarding property insurance, the Insurance Commissioner of the State of California introduced a comprehensive package of executive actions aimed at insurance reform. In August 2024, the California Department of Insurance issued proposed regulations intended to cause insurance companies to write more policies in wildfire distressed areas of California as a condition for using forward-looking wildfire modeling designed to more accurately assess wildfire risks and to reverse FAIR Plan growth. There can be no assurance that these regulatory actions will increase insurance availability or stabilize and strengthen California’s insurance market.

Index
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

Increases in the Allowance for Credit Losses Would Adversely Affect the Bank’s Financial Condition and Results of Operations

The Bank’s allowance for credit losses on loans was approximately $16.4 million, or 1.55% of total loans, at September 30, 2024, compared to $16.6 million, or 1.55% of total loans, at December 31, 2023, and 418.5% of total non-performing loans net of guaranteed portions at September 30, 2024, compared to 199.1% of total non-performing loans, net of guaranteed portions at December 31, 2023. Reversal of provision for credit losses totaling $550 thousand and provision for credit losses totaling $500 thousand for the three-month periods ended September 30, 2024 and September 30, 2023, respectively. Provision for credit losses totaling $200 thousand and $3.1 million for the nine-month periods ended September 30, 2024 and September 30, 2023, respectively.

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

The Bank’s Dependence on Real Estate Lending Increases Our Risk of Losses

The Bank’s primary lending focus has historically been commercial (including agricultural), construction, and real estate mortgage.  At September 30, 2024, loans secured by real estate comprised approximately 87% of the total loans in the Bank’s portfolio. At September 30, 2024, all of the Bank’s real estate mortgage and construction loans and approximately 1% of its commercial loans were secured fully or in part by deeds of trust on underlying real estate.  The Company’s dependence on real estate increases the risk of loss in both the Bank’s loan portfolio and its holdings of other real estate owned if economic conditions in Northern California were to deteriorate. Deterioration of the real estate market in Northern California would have a material adverse effect on the Company’s business, financial condition, and results of operations.

The CFPB has adopted various regulations which have impacted, and will continue to impact, our residential mortgage lending business.

Index
ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Company made the following purchases of its common stock during the three months ended September 30, 2024:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(1)
July 1 - July 31, 2024	—	—	—	795,543
August 1 - August 31, 2024	52,667	$9.81	52,667	742,876
September 1 - September 30, 2024	103,111	$10.09	103,111	639,765
Total	155,778		155,778

(1)
On March 27, 2024, the Company approved a stock repurchase program effective May 1, 2024.  The stock repurchase program, which remains in effect until April 30, 2026 unless terminated sooner, allows repurchases by the Company in an aggregate amount of no more than 6% of the Company’s 15,550,731 outstanding shares of common stock as of March 21, 2024.  This represented total shares of 933,043 eligible for repurchase at May 1, 2024.

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

FIRST NORTHERN COMMUNITY BANCORP

Date:	November 8, 2024	By:	/s/ Kevin Spink

Kevin Spink, Executive Vice President / Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)