Form 10-K
period 2024-12-31
FIRST NORTHERN COMMUNITY BANCORP
filed 2025-03-07
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐	No ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant on June 30, 2024 (based upon the last reported sales price of such stock on the OTC Markets) was $125,391,497.
The number of shares of the registrant’s Common Stock outstanding as of March 3, 2025 was 15,184,687.

DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12 (as to security ownership of certain beneficial owners and management), 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2025 Annual Meeting of Shareholders.

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

●	Our assessment of significant factors and developments that have affected or may affect our results

●	Legal and regulatory actions, and future legislative and regulatory developments

●	Regulatory and compliance controls, processes and requirements and their impact on our business

●	The costs and effects of legal or regulatory actions

●	Expectations regarding draws on performance letters of credit and liabilities that may result from recourse provisions in standby letters of credit

●	Our intent to sell or hold, and the likelihood that we would be required to sell, various investment securities

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

PART I

ITEM 1 - BUSINESS

General

First Northern Community Bancorp (the “Company”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (“BHCA”). Its legal headquarters and principal administrative offices are located at 195 N. First Street, Dixon, CA 95620 and its telephone number is (707) 678-3041. The Company provides a full range of community banking services to individual and corporate customers throughout the California Counties of Solano, Yolo, Placer, and Sacramento as well as portions of El Dorado County through its wholly-owned subsidiary bank, First Northern Bank of Dixon (“First Northern” or the “Bank”). The Company’s operating policy since inception has emphasized the banking needs of individuals and small- to medium-sized businesses. In addition, the Bank owns 100% of the capital stock of Yolano Realty Corporation, a subsidiary created for the purpose of managing selected other real estate owned properties.

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

The Bank is in the commercial banking business and generates most of its revenue by providing a wide range of products and services to small- and medium-sized businesses and individuals, including accepting demand, interest bearing transaction, savings, and time deposits, and making commercial, consumer, and real estate related loans. It also rents safe deposit boxes and provides other customary banking services.

First Northern offers a broad range of alternative investment products, fiduciary and other financial services through Raymond James Financial Services, Inc.  First Northern also offers equipment leasing, credit cards, merchant card processing, payroll services, and limited international banking services through third parties.

The Bank’s principal source of revenue is interest income. Interest income is primarily derived from interest and fees on loans and leases, interest on investments, and due from banks interest bearing accounts. For the year ended December 31, 2024, these sources comprised approximately 70%, 19%, and 9%, respectively, of the Company’s interest income.

The Bank is a member of the Federal Deposit Insurance Corporation ("FDIC") and all deposit accounts are insured by the FDIC to the maximum amount permitted by law, currently $250,000 per depositor. Most of the Bank's deposits are attracted from the market of northern and central Solano County, southern and central Yolo County and Placer County. The Bank’s deposits are not received from a single depositor or group of affiliated depositors, the loss of any one which would have a materially adverse impact on the business of the Bank. A material portion of the Bank’s deposits are not concentrated within a single industry group of related industries.

As of December 31, 2024, the Company had consolidated assets of approximately $1.89 billion, liabilities of approximately $1.72 billion and stockholders’ equity of approximately $176.3 million. The Company and its subsidiaries employed 187 full-time-equivalent employees as of December 31, 2024.  The Company and the Bank consider their relationship with their employees to be good and have not experienced any interruptions of operations due to labor disagreements.

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

The Effect of Government Policy on Banking

The earnings and growth of the Bank are affected not only by local market area factors and general economic conditions, but also by government monetary and fiscal policies.  For example, the Board of Governors of the Federal Reserve System (“FRB”) influences the supply of money through its open market operations in U.S. Government securities, adjustments to the discount rates applicable to borrowings by depository institutions and others and establishment of reserve requirements against both member and non-member financial institutions’ deposits.  Such actions significantly affect the overall growth and distribution of loans, investments, and deposits and also affect interest rates charged on loans and paid on deposits.  The nature and impact of future changes in economic conditions and governmental policies on the business and earnings of the Company cannot be predicted.  Additionally, state and federal tax policies can impact banking organizations.

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

In May 2018, President Trump signed into law the Economic Growth, Regulatory Relief and Consumer Protection Act (the “EGRRCPA”) which amended various provisions of the Dodd-Frank Act as well as other federal banking statutes, and generally authorized the FRB to tailor regulation to better reflect the character of the different banking firms that the FRB supervises.  In August 2018, the FRB began implementing the EGRRCPA with several interim final rules which, among other things, revised the FRB’s Small Bank Holding Company and Savings and Loan Holding Company Policy Statement (the “policy statement”) to raise the consolidated assets threshold from $1 billion to $3 billion, allowing the Company to qualify under the policy statement.  This policy statement applies to bank holding companies with pro forma consolidated assets of less than $3 billion that (i) are not engaged in significant nonbanking activities either directly or through a nonbank subsidiary; (ii) do not conduct significant off-balance sheet activities (including securitization and asset management or administration) either directly or through a nonbank subsidiary; and (iii) do not have a material amount of debt or equity securities outstanding (other than trust preferred securities) that are registered with the SEC.  This policy statement permits qualifying bank holding companies, such as the Company, to operate with higher levels of debt, facilitating the ability of community banks to issue debt and raise capital.  Qualifying bank holding companies, such as the Company, also are permitted to be examined by a Federal banking agency every 18 months (as opposed to every 12 months) and are eligible to use shorter call report forms.  Whether and to what extent the EGRRCPA or new legislation will result in additional regulatory initiatives and policies, or modifications of existing regulations and policies, which may impact our business, cannot be predicted at this time.  See "Possible Future Legislation and Regulatory Initiatives" below for more information.

The new Trump Administration has indicated a desire to reduce the regulatory burden on U.S. companies, including financial institutions.  See “Possible Future Legislation and Regulatory Initiatives” below for additional information.

Supervision and Regulation of Bank Holding Companies

The Company is a bank holding company subject to the BHCA.  The Company reports to, registers with, and is subject to regulation, supervision and examination by, the FRB.  The FRB also has the authority to examine the Company’s subsidiaries.  The costs of any examination by the FRB are payable by the Company.

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

Supervision and Regulation of the Bank

The Bank is subject to regulation, supervision and regular examination by the Financial Institutions Division of the California Department of Financial Protection and Innovation ("DFPI") and the FDIC.  The regulations of and laws administered by these agencies affect most aspects of the Bank’s business and prescribe permissible types of loans and investments, the amount of required reserves, requirements for branch offices, the permissible scope of the Bank’s activities and various other requirements.  While the Bank is not a member of the FRB, it is directly subject to certain regulations of the FRB dealing with such matters as check clearing activities, establishment of banking reserves, Truth-in-Lending (“Regulation Z”), and Equal Credit Opportunity (“Regulation B”).  The FDIC regularly conducts compliance examinations of insured depository institutions to determine whether the institution is meeting its responsibility to comply with the requirements of consumer protection laws and regulations.  The Bank is also subject to regulations of (although not direct supervision and examination by) the Consumer Financial Protection Bureau (“CFPB”), which was created by the Dodd-Frank Act. Among the CFPB’s responsibilities are implementing and enforcing federal consumer financial protection laws, reviewing the business practices of financial services providers for legal compliance, monitoring the marketplace for transparency on behalf of consumers and receiving complaints and questions from consumers about consumer financial products and services. The Dodd-Frank Act added prohibitions on unfair, deceptive or abusive acts and practices to the scope of consumer protection regulations overseen and enforced by the CFPB.

Many states and local jurisdictions have consumer protection laws analogous, and in addition, to those listed above. These federal, state and local laws regulate the manner in which financial institutions deal with customers when taking deposits, making loans or conducting other types of transactions. Failure to comply with these laws and regulations could give rise to regulatory sanctions, customer rescission rights, action by state and local attorneys general and civil or criminal liability. Failure to comply with consumer protection requirements may also result in our failure to obtain any required bank regulatory approval for merger or acquisition transactions we may wish to pursue or our prohibition from engaging in such transactions even if approval is not required.  See “Possible Future Legislation and Regulatory Initiatives” below for additional information about potential changes to the CFPB and consumer protection laws and enforcement.

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

Certain state laws and regulations designed to protect the privacy and security of customer information also apply to us and our subsidiaries, including laws requiring notification to affected individuals and regulators of data security breaches. For additional information, see “Information Security Breaches or Other Technological Difficulties Could Adversely Affect the Company” in Part I, Item 1A. “Risk Factors” in this Annual Report on Form 10-K.

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

In June 2018, the State of California enacted The California Consumer Privacy Act of 2018 (“CCPA”).  This law became effective on January 1, 2020, and provides consumers with expansive rights and controls over their personal information which is obtained by or shared with “covered businesses”, which includes the Bank and most other banking institutions subject to California law. The CCPA gives consumers the right to request disclosure of information collected about them and whether that information has been sold or shared with others, the right to request deletion of personal information subject to certain exceptions, the right to opt out of the sale of the consumer’s personal information and the right not to be discriminated against because of choices regarding the consumer’s personal information. The CCPA provides for certain monetary penalties and for its enforcement by the California Attorney General or consumers whose rights under the law are not observed. It also provides for damages as well as injunctive or declaratory relief if there has been unauthorized access, theft or disclosure of personal information due to failure to implement reasonable security procedures. The CCPA contains several exemptions, including a provision to the effect that the CCPA does not apply where the information is collected, processed, sold or disclosed pursuant to the GLBA if the GLBA is in conflict with the CCPA.

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

Banks, such as First Northern, became subject to these rules on January 1, 2015.  The rules implemented higher minimum capital requirements, include a common equity Tier 1 capital requirement, and established criteria that instruments must meet in order to be considered common equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital.  The final rules provided for increased minimum capital ratios as follows: (a) a common equity Tier 1 capital ratio of 4.5%; (b) a Tier 1 capital ratio of 6%; (c) a total capital ratio of 8%; and (d) a Tier 1 leverage ratio to average consolidated assets of 4%.  Under these rules, in order to avoid certain limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements (equal to 2.5% of total risk-weighted assets).  The capital conservation buffer is designed to absorb losses during periods of economic stress.  First Northern believes that it was in compliance with these requirements at December 31, 2024.

Pursuant to the EGRRCPA, the FRB adopted a final rule, effective August 31, 2018, amending the Small Bank Holding Company and Savings and Loan Holding Company Policy Statement (the “policy statement”) to increase the consolidated assets threshold to qualify to utilize the provisions of the policy statement from $1 billion to $3 billion. Bank holding companies, such as the Company, are subject to capital adequacy requirements of the FRB; however, bank holding companies which are subject to the policy statement are not subject to compliance with the regulatory capital requirements until they hold $3 billion or more in consolidated total assets. As a consequence, as of December 31, 2024, the Company was not required to comply with the FRB’s regulatory capital requirements until such time that its consolidated total assets equal $3 billion or more or if the FRB determines that the Company is no longer deemed to be a small bank holding company. However, if the Company had been subject to these regulatory capital requirements, it would have exceeded all regulatory requirements.

In August of 2020, the federal banking agencies adopted the final version of the community bank leverage ratio framework rule (the “CBLR”), implementing two interim final rules adopted in April of 2020.  The rule provides an optional, simplified measure of capital adequacy.  Under the optional CBLR framework, the CBLR was 8.5% through calendar year 2021 and 9% thereafter.  The rule is applicable to all non-advanced approaches FDIC-supervised institutions with less than $10 billion in total consolidated assets.  Banks not electing the CBLR framework will continue to be subject to the generally applicable risk-based capital rule.  At the present time, while we are a qualifying community banking organization, the Company and the Bank do not intend to elect to use the CBLR framework.

The following table presents the capital ratios for the Bank as of December 31, 2024 (calculated in accordance with the Basel III capital rules):

	The Bank
	2024		Adequately Capitalized	Well Capitalized
	Capital	Ratio	Ratio*	Ratio
Tier 1 Leverage Capital (to Average Assets)	$205,326	10.5%	4.0%	5.0%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	205,326	16.4%	4.5%	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	205,326	16.4%	6.0%	8.0%
Total Risk-Based Capital (to Risk-Weighted Assets)	220,977	17.7%	8.0%	10.0%

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

In January 2014, the Basel Committee issued an updated version of its leverage ratio and disclosure guidance ("Basel III leverage ratio"), which were implemented beginning January 1, 2023.  The Basel Committee guidance continues to set a minimum Basel III leverage ratio of 3%.  The Basel Committee, in December 2017, adopted further revisions to the Basel III capital standards ("Basel IV") which refined the definition of the leverage ratio “exposure measures” (the Basel III term for non risk-weighted assets).  On July 27, 2023, the federal banking agencies issued a proposed rule to implement the final components of the Basel III standards set by the Basel Committee on Banking Supervision in 2017. The proposed rule, which would not apply to the Company and the Bank as proposed, would substantially revise the existing regulatory capital framework for institutions with $100 billion or more of assets.

The new Trump Administration may consider adjustments to these capital and liquidity rules. Whether and the extent to which these proposed rules, or modifications of existing regulations and policies, which may impact our business, will be enacted and implemented is uncertain and cannot be predicted at this time.

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

Under the prompt corrective action provisions of FDICIA, an insured depository institution generally will be classified in one of five capital categories ranging from "well capitalized" to "critically under-capitalized."

An institution that, based upon its capital levels, is classified as “well capitalized,” “adequately capitalized” or “under-capitalized” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment.  At each successive lower capital category, an insured depository institution is subject to increased restrictions on its operations.  Management believes that at December 31, 2024, the Company and the Bank exceeded the required ratios for classification as “well capitalized."  Institutions that are “under-capitalized” or lower are subject to certain mandatory supervisory corrective actions.  Failure to meet regulatory capital guidelines can result in a bank being required to raise additional capital. An

“under-capitalized” bank must develop a capital restoration plan and its parent holding company must generally guarantee compliance with the plan.

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

In September, 2020, the FDIC board of directors voted to adopt a restoration plan to restore the DIF reserve ratio to at least 1.35% within 8 years as required by the Dodd-Frank Act.  This action was in response to the reserve ratio dropping to 1.30% primarily due to the inflow of more than $1 trillion in estimated insured deposits in the first six month of 2020 resulting mainly from the pandemic, monetary policy actions, direct government assistance and an overall reduction in business spending.  On October 18, 2022, the FDIC adopted a final rule, applicable to all insured depository institutions to increase the initial base deposit insurance assessment rate schedules uniformly by two basis points consistent with the Amended Restoration Plan approved by the FDIC on June 21, 2022. The FDIC indicated that it was taking this action in order to restore the DIF reserve ratio to the required statutory minimum of 1.35% by the statutory deadline of September 30, 2028.  Under the final rule, the increase in rates began with the first quarterly assessment period of 2023 and will remain in effect unless and until the reserve ratio meets or exceeds 2% in order to support growth in the DIF in progressing toward the FDIC’s long-term goal of a 2% reserve ratio. The increase in assessment rates will apply to the Bank and is projected to have an insignificant effect on the Company’s capital levels and net income.

Deposit insurance assessments and assessment rates are subject to change by the FDIC and can be impacted by the overall economy and the stability of the banking industry as a whole. On November 16, 2023, the FDIC issued a final rule to implement a special assessment to recover the loss to the DIF associated with protecting uninsured depositors following the closure of Silicon Valley Bank and Signature Bank. Under the final rule, the assessment base for an insured depository institution was equal to the institution’s estimated uninsured deposits as of December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits. Under the final rule, the FDIC will collect the special assessment at an annual rate of 13.4 basis points beginning with the first quarterly assessment period of 2024 and continuing for an anticipated total of eight quarterly assessment periods.  This special assessment did not apply to the Bank; however, there can be no assurance that the FDIC will not impose special assessments on, or increase annual assessments payable by, the Bank in the future.  The ultimate effect on our business of legislative, regulatory and economic developments on the DIF cannot be predicted with certainty.  Future increases in insurance premiums could have adverse effects on the operating expenses and results of operations of the Company. Management cannot predict what the FDIC insurance assessment rates will be in the future.

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

On October 24, 2023, the federal banking agencies jointly issued a final rule to strengthen and modernize the existing CRA regulations. Under the final rule, the agencies will evaluate a bank’s CRA performance based upon the varied activities that it conducts and the communities in which it operates. CRA evaluations and data collection requirements will be tailored based on bank size and type. Under the final rule, the Bank would be considered an intermediate bank (with assets of at least $600 million and less than $2 billion) and therefore will be evaluated under a new retail lending test and will have the flexibility to remain under the existing CD test under the current rule or opt into a new Community Development Financing Test. The final rule includes CRA assessment areas associated with mobile and online banking, and new metrics and benchmarks to assess retail lending performance.  In addition, the final rule emphasizes smaller loans and investments that can have a high impact and be more responsive to the needs of low- and moderate-income communities. The final rule exempts small and intermediate banks from new data requirements that apply to banks with assets of at least $2 billion and limits certain new data collection and reporting requirements to large banks with assets greater than $10 billion.  The final rule took effect on April 1, 2024; however, on March 21, 2024 the agencies issued a supplemental final rule extending the applicability date for certain provisions. Specifically, the requirements for facility-based assessment areas and public file provisions, initially effective on April 1, 2024, were extended to January 1, 2026. This extension aligns these provisions with the compliance date for other aspects of the final rule. The supplemental final rule also clarifies that banks are not required to make changes to their public files until January 1, 2026, providing institutions additional time to comply with the updated public notice requirements. These developments indicate ongoing legal and regulatory adjustments affecting the implementation timeline of the CRA final rule. The Bank continues to monitor and stay informed on changes to ensure compliance with the evolving regulatory framework.

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

Any new or modified regulatory requirements promulgated by the CFPB could have an adverse impact on our residential mortgage lending business as the industry adapts to the additional regulations.  Our business strategy, product offerings and profitability may change as the market adjusts to any additional or modified regulations and as these requirements are interpreted by the regulators and courts.  See "Possible Future Legislation and Regulatory Initiatives" below for more information about potential changes to the CFPB and consumer protection laws and enforcement.

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

The Dodd-Frank Act

The Dodd-Frank Act, enacted in 2010, has resulted in sweeping changes to the U.S. financial system and financial institutions, including us.  Many of the law’s provisions have been implemented by rules and regulations of the federal banking agencies.  The law contains many provisions which have particular relevance to our business, including provisions that have resulted in adjustments to our FDIC deposit insurance premiums and that resulted in increased capital and liquidity requirements, increased supervision, increased regulatory and compliance risks and costs and other operational costs and expenses, reduced fee-based revenues and restrictions on some aspects of our operations, and increased interest expense on our demand deposits.  In May 2018, then President Trump signed into law the EGRRCPA, which amended various provisions of the Dodd-Frank Act as well as other federal banking statutes.  See “The Effect of Government Policy on Banking” above for additional information.

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

On January 20, 2025, President Donald J. Trump was sworn into office as the next President of the United States.  The Trump Administration has indicated a desire to reduce the regulatory burden on U.S. companies, including financial institutions. Further, in a recent statement, the Acting Chairman of the FDIC indicated that a matter of FDIC focus (among other things) will include conducting a “wholesale” review of the agency’s regulations, guidance and manuals.  President Trump is likely to appoint, or has already appointed, new acting leadership of bank regulatory agencies, including the CFPB, and, once appointed, this new agency leadership can rescind informal agency guidance, including advisory opinions, interpretive rules and policy statements, creating opportunities for deregulation.  On January 20, 2025, President Trump signed an executive order to pause all pending regulations. Sweeping in nature, the order applies to “all executive departments and agencies” while directing them to “not propose or issue any rule in any manner, including by sending a rule to the Office of the Federal Register (the “OFR”), until a department or agency head appointed or designated by the President after noon on January 20, 2025, reviews and approves the rule.” The order also states that agencies must “immediately withdraw any rules that have been sent to the OFR but not published in the Federal Register, so that they can be reviewed and approved.”  The executive order also states that agencies must “consider postponing for 60 days from the date of this memorandum the effective date for any rules that have been published in the Federal Register, or any rules that have been issued in any manner but have not taken effect, for the purpose of reviewing any questions of fact, law, and policy that the rules may raise.”  At this time, no details on potential or proposed reforms have been published, and we are uncertain whether the intended deregulation will, in fact, occur, or have a significant impact on the Company.

In February 2025, the director of the CFPB was dismissed by the new Trump Administration and the new Director of the Office of Management and Budget was appointed as acting director of the CFPB. The new acting director of the CFPB directed agency staff to stop virtually all work, including supervision activities and pending investigations, and announced that the CFPB would not be taking its next draw of federal funding.  While the new Trump Administration appointee to lead the CFPB and Administration policies could result in the rollback of rules implementing and enforcing consumer financial law and regulatory enforcement activities, there is an expectation of increased activity at the state level to enforce consumer protection, data privacy, and banking regulations to address potential gaps in federal oversight.  State regulation of financial products and potential enforcement actions could also adversely affect our business, financial condition or results of operations. It cannot be predicted at this time what impact these changes will have on the CFPB and its regulatory responsibilities in the consumer protection area, or on the regulation and enforcement of consumer protection laws generally.

In May 2024, several federal financial agencies (including the FDIC) adopted a notice of proposed rulemaking to address incentive-based compensation arrangements for financial institutions, re-proposing the regulatory text previously proposed in June 2016 and seeking public comment on certain related matters.  The 2024 proposed rule requires enhanced disclosure and reporting of compensation arrangements by covered institutions and prohibits incentive compensation arrangements that involve inappropriate risks or could lead to material financial loss. The Federal Reserve and the SEC have not joined in issuing the 2024 proposed rule, which has not yet been published in the Federal Register or opened for formal public comment. At this time, it cannot be predicted whether this proposed rule will be modified or implemented.

Following a bankruptcy filing by a financial services company known as Synapse, in October 2024, the FDIC approved a proposal which will require banks and their “fin-tech” partners holding certain custodial accounts to maintain timely and accurate records to determine the actual consumers who own funds held in the pooled custodial accounts and the account balance attributable to each consumer so that the FDIC can meet insured deposit claims to beneficial owners underlying the custody accounts upon the failure of the bank.  At the present time, the Bank does not have any such “fin-tech” partners.

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

Non-traditional financial technology companies are less regulated and continue to expand their offerings of services traditionally provided by financial institutions.  Further, the new Trump Administration is expected to seek to promote innovation across financial services through a regulatory environment that is favorable to cryptocurrencies, digital assets, open banking initiatives and financial technology companies, which has the potential to further increase competition within the banking industry.

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

The high-profile bank failures of Silicon Valley Bank, Signature Bank and First Republic Bank in 2023, and related negative media attention, generated significant market trading volatility among publicly-traded bank holding companies and, in particular, regional and community banks, such as the Company. These developments negatively impacted customer confidence in the safety and soundness of regional and community banks.  Defaults by, or even rumors or questions about, one or more financial institutions or the financial services industry generally, may lead to market-wide liquidity problems and losses of client, creditor and counterparty confidence and could lead to losses or defaults by us or by other financial institutions.

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

These recent events may also result in potentially adverse changes to laws or regulations governing banks and bank holding companies, enhanced regulatory supervision and examination policies and priorities, and/or the imposition of restrictions through regulatory supervisory or enforcement activities, including higher capital requirements and/or an increase in the Bank’s deposit insurance assessments. The FDIC has proposed that Congress consider various changes in the FDIC insurance program, including possible increases in the deposit insurance limit for certain types of accounts, such as business payment accounts.  Although these legislative and regulatory actions cannot be predicted with certainty, any of these potential legislative or regulatory actions could, among other things, subject us to additional costs, limit the types of financial services and products we may offer, and reduce our profitability, any of which could materially and adversely affect our business, results of operations or financial condition.

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

In response, various significant economic and monetary stimulus measures were implemented by the U.S. government.  The FRB also pursued a highly accommodative monetary policy aimed at keeping interest rates at historically low levels.  The more recent tightening of the Federal Reserve’s monetary policies, including repeated and aggressive increases in target range for the federal funds rate as well as the conclusion of the Federal Reserve’s tapering of asset purchases, together with ongoing economic and geopolitical instability, increases the risk of an economic recession. The Federal Reserve has signaled caution in easing monetary policy citing strong robust GDP growth, and persistent inflation as reasons to delay rate cuts.

We, and other financial services companies, are impacted to a significant degree by current economic conditions. If the U.S. economy weakens, our growth and profitability from our lending, deposit and investment operations could be constrained and our asset quality, deposit levels, loan demand and results of operations may be adversely affected.

The U.S. government continues to face significant fiscal and budgetary challenges which, if not resolved, could result in renewed adverse U.S. economic conditions. These challenges may be intensified over time if federal budget deficits were to increase and Congress and the Administration cannot effectively work to address them. The overall level of the federal government's debt, the extensive political disagreements regarding the government's statutory debt limit and the continuing substantial federal budget deficits led to a downgrade from “AAA” to “AA+” of the long-term sovereign credit rating of United States debt by one credit rating agency in 2023. This risk could be exacerbated over time.

If substantial federal budget deficits were to continue or increase in the years ahead, further downgrades by the credit rating agencies with respect to the obligations of the U.S. federal government could occur. Any such further downgrades could increase over time the U.S. federal government’s cost of borrowing, which may worsen its fiscal challenges, as well as generate further upward pressure on interest rates generally in the U.S. which could, in turn, have adverse consequences for borrowers and the level of business activity. The long-term impact of this situation, including the impact to the Bank's investment securities portfolio and other assets, cannot be predicted.

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

Increases in the Allowance for Credit Losses Would Adversely Affect the Bank’s Financial Condition and Results of Operations

The Bank’s allowance for credit losses on loans was approximately $15.9 million, or 1.49% of total loans, at December 31, 2024, compared to $16.6 million, or 1.55% of total loans, at December 31, 2023, and 143.5% of total non-performing loans net of guaranteed portions at December 31, 2024, compared to 199.1% of total non-performing loans, net of guaranteed portions at December 31, 2023.  Reversal of provision for credit losses totaled $0.3 million for the year ended December 31, 2024, and provision for credit losses totaled $1.1 million for the year ended December 31, 2023. The reversal of provision for credit losses in 2024 was primarily due to decreases in loans outstanding and unfunded commitments.

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

The Bank’s Dependence on Real Estate Lending Increases Our Risk of Losses

The Bank’s primary lending focus has historically been commercial (including agricultural), construction, and real estate mortgage.  At December 31, 2024, real estate mortgage (excluding loans held-for-sale) and construction loans (residential and other) comprised approximately 90% and 3%, respectively, of the total loans in the Bank’s portfolio.  At December 31, 2024, all of the Bank’s real estate mortgage and construction loans and approximately 1% of its commercial loans were secured fully or in part by deeds of trust on underlying real estate.  The Company’s dependence on real estate increases the risk of loss in both the Bank’s loan portfolio and its holdings of other real estate owned if economic conditions in Northern California were to deteriorate. Deterioration of the real estate market in Northern California would have a material adverse effect on the Company’s business, financial condition, and results of operations.

The CFPB has adopted various regulations which have impacted, and may continue to impact, our residential mortgage lending business.

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

In February 2025, the new Trump Administration announced that it would be imposing increases in tariffs on goods imported to the U.S. from Canada, Mexico, and China and has also indicated that tariffs may be imposed at increased levels on imports to the U.S. from other countries. If other countries, in retaliation to the U.S.’s tariff measures, were to impose increased levels of tariffs on goods exported to such countries by companies in the U.S. such tariff increases may negatively impact companies in the U.S. whose business involves exports to other countries. This could be of particular concern to U.S. companies operating in the agricultural sector who export to other countries. The Company’s customers included a number of agricultural business, which could be negatively affected. Preliminary indications have been that the new Trump Administration tariff increases to Canada and Mexico may be delayed or decreased if such countries adopt various policies urged by the U.S., such as enhanced border security and control measures. The outcome of this process cannot be predicted with any certainty at this time.

Industry specific risks are beyond the Bank’s control and could adversely affect the Bank’s portfolio of loans, potentially resulting in an increase in non-performing loans or charge-offs and a slowing of growth or reduction in our loan portfolio.

In recent years, wildfires across California and in our market areas resulted in significant damage and destruction of property and equipment. The fire damage caused resulted in adverse economic impacts to those affected markets and beyond and on the Bank's customers.  In addition, the major electric utility company in our region has adopted programs of electrical power shut-offs, often for multiple days, in wide areas of Northern California during periods of high winds and high fire danger.  Shut-offs of power by this utility have adversely impacted the business of some of our customers and also have resulted in some of our branches being temporarily closed.  It can be expected that these events will continue to occur from time to time in the areas served by the Bank, and that the consequences of these natural disasters, including programs of public utility public safety power outages when weather conditions and fire danger warrant, may adversely affect the Bank’s business and that of its customers. It is also possible that climate change may be increasing the severity or frequency of adverse weather conditions, thus increasing the impact of these types of natural disasters on our business and that of our customers.  For additional information, see "Our Operations, Business and Customers Could be Materially Adversely Affected by the Physical Effects of Climate Change, as well as Governmental and Societal Responses to Climate Change," below in these "Risk Factors" in this Annual Report on Form 10-K.

The long-term impact of these developments on the markets we serve cannot be predicted at this time.

Several of California’s Largest Home Insurance Providers Have Recently Paused or Severely Limited Their Issuance of New Policies, or Their Renewal of Existing Policies, in the State, Which Could Increase the Bank’s Risk of Loss in its Loan Portfolio

At December 31, 2024, loans secured by real estate comprised approximately 87% of the total loans in the Bank’s portfolio.  At December 31, 2024, all of the Bank’s real estate mortgage and construction loans were secured fully or in part by deeds of trust on underlying real estate.  Most of the Company’s customers, including its loan customers, are located in the State of California.

Recently, several of California’s largest home insurance providers, including State Farm, Allstate, Farmers, USAA, Travelers, Nationwide and Chubb, have either paused or severely limited their issuance of new policies, or their renewal of existing policies, in the state. Mounting claims from wildfire damages, the increasing cost of building and repairing homes in California, and a steep increase in reinsurance premiums, as well as state insurance regulations that make it difficult for insurers to adjust premiums in response to the evolving risk landscape, have challenged the capacity of insurance companies to sustainably and profitably offer home insurance in California. The result of these actions has been to significantly limit the availability of home insurance in California, where homeowners already face escalating property values and high wildfire, seismic, severe weather and other risks.  The recent catastrophic fires in Southern California, with preliminary estimates of resulting property damage and other claims exceeding $30 billion, are expected to further exacerbate these challenges.

The California Department of Insurance enforces some safeguards to temporarily shield homeowners from the cancellation or non-renewal of home insurance policies in high-risk areas, particularly those prone to wildfires.  In addition, the California Fair Access to Insurance Requirements (FAIR) Plan, a state-established risk pool, operates as an insurer of last resort, providing temporary coverage for California homeowners unable to obtain (generally at increased premium cost) such coverage from a traditional insurance carrier; however, enrollment in the FAIR Plan as a percentage of the total number of residential insurance policies in California has steadily increased over the past five years, particularly in counties with the highest wildfire risk, threatening the ongoing stability of the Plan.  In late 2023, following the California Governor’s declaration of a State of Emergency regarding property insurance, the Insurance Commissioner of the State of California introduced a comprehensive package of executive actions aimed at insurance reform. In December 2024, the California Department of Insurance adopted regulations intended to cause insurance companies to write more policies in wildfire distressed areas of California as a condition for using forward-looking wildfire modeling designed to more accurately assess wildfire risks and to reverse FAIR Plan growth. There can be no assurance that these regulatory actions, or other proposed legislation, will increase insurance availability or stabilize and strengthen California’s insurance market. particularly in light of the recent catastrophic fires in Southern California.

Many homeowners in the State of California have been negatively impacted by the contraction of insurance options in the State and the resulting lack of access to affordable home insurance, which could adversely impact the ability of prospective homebuyers to obtain insurance, and escalating premiums and limited coverage options could result in limiting coverage in the event of loss.  If any loss suffered by a loan customer of the Bank is not insured or exceeds applicable insurance limits, this could increase the risk of loss in the Bank’s loan portfolio, which could have a material adverse effect on the Company’s business, financial condition, and results of operations.  For additional information, see “The Bank’s Dependence on Real Estate Lending Increases Our Risk of Losses” above in these “Risk Factors” in this Annual Report on Form 10-K.

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

The GSEs remain in federal government conservatorship at this time and proposals for the reform of their role are not being actively pursued in Congress.  However, this could change at any time, particularly since GSE reform was a priority during the first Trump Administration.  GSE reform could again become a subject under active consideration and if adopted, could well have a substantial impact on the mortgage market and could reduce our income from mortgage originations by increasing mortgage costs or lowering originations.  GSE reforms could also reduce real estate prices, which could reduce the value of collateral securing outstanding mortgage loans. This reduction of collateral value could negatively impact the value or perceived collectability of these mortgage loans and may increase our allowance for credit loan losses. Such reforms may also include changes to the Federal Home Loan Bank System, which could adversely affect a significant source of term funding for lending activities by the banking industry, including the Bank. These reforms may also result in higher interest rates on residential mortgage loans, thereby reducing demand, which could have an adverse impact on our residential mortgage lending business.

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

Fluctuations in market rates and other market disruptions are neither predictable nor controllable and may adversely affect our financial condition and earnings.  Since 2022, inflationary pressures have affected many aspects of the U.S. economy, including gasoline and fuel prices, and global and domestic supply-chain issues have also had a disruptive effect on many industries, including the agricultural industry. In January 2022, due to elevated levels of inflation and corresponding pressure to raise interest rates, the FRB announced after several periods of historically low federal funds rates and yields on Treasury notes that it would be slowing the pace of its bond purchasing and increasing the target range for the federal funds rate over time. The FOMC increased the target range 525 basis points from March 2022 through July 2023.  The target range remained unchanged through much of 2024 until the FOMC decreased the rate 100 basis points during the last four months of the year.  As of December 31, 2024, the target range for the federal funds rate had been decreased to 4.25% to 4.50%. It remains uncertain whether the FOMC will further decrease the target range for the federal funds rate to attain a monetary policy sufficiently restrictive to return inflation to more normalized levels, further reduce the federal funds rate or leave the rate at its current elevated level for a lengthy period of time. As noted previously, the new Trump Administration has taken steps to increase tariffs on goods imported to the U.S. from certain countries. Retaliation by such countries through the imposition of higher tariffs on exports from the U.S. appears to be a possibility. The imposition of increased tariffs on imports and exports is believed by some economists to entail the possibility of increased inflationary pressures on the U.S. economy. The impact of these developments on the business of our clients and on our business cannot be predicted with certainty but could present challenges in 2025 and beyond.

Beginning in 2021, the U.S. Economy Began to Reflect Relatively Rapid Rates of Increase in the Consumer Price Index and Other Economic Indices; a Prolonged Elevated Rate of Inflation Could Present Risks for the U.S. Banking Industry and Our Business.

Beginning in 2021, the U.S. economy exhibited relatively rapid rates of increase in the consumer price index and other economic indices. If the U.S. economy encounters a significant, prolonged rate of inflation, this could pose higher relative risks to the banking industry and our business.  Such inflationary periods have historically corresponded with relatively weaker earnings and higher credit losses for banks.  In the past, inflationary environments have caused financing conditions to tighten and have increased borrowing costs for some marginal borrowers which, in turn, has impacted bank credit quality and loan growth.  Additionally, a sustained period of inflation well above the FRB’s long-term target could prompt broad-based selling of longer-duration, fixed-rate debt, which could have negative implications for equity and real estate markets.  Lower interest rates enable less credit-worthy borrowers to more readily meet their debt obligations.  Small businesses and leveraged loan borrowers can be challenged in a materially higher-rate environment.  Higher interest rates can also present challenges for commercial real estate projects, pressuring valuations and loan-to-value ratios.  The FRB initiated a series of significant interest rate increases in response to the recent economic developments.  For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Net Interest Income" below in this Annual Report on Form 10-K.

In addition, the war between Russia and Ukraine and global reactions thereto have increased U.S. domestic and global energy prices.  Oil supply disruptions related to the Russia-Ukraine conflict, and sanctions and other measures taken by the U.S. or its allies, could lead to higher costs for gas, food and goods in the U.S. and exacerbate the inflationary pressures on the economy. As noted previously, the new Trump Administration has taken steps to increase tariffs on goods imported to the U.S. from certain countries. The imposition of increased tariffs on imports and exports is believed by some economists to entail the possibility of increased inflationary pressures on the U.S. economy. The impact of these developments cannot be predicted with certainty, but they could have potentially adverse impacts on our customers and on our business, results of operations and financial condition.

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

Competition Adversely Affects our Profitability

In California generally, and in the Bank’s primary market area specifically, major banks dominate the commercial banking industry.  By virtue of their larger capital bases, such institutions have substantially greater lending limits than those of the Bank.  Competition is likely to further intensify as a result of the recent and increasing level of consolidation of financial services companies, particularly in our market area resulting from various economic and market conditions.  In obtaining deposits and making loans, the Bank competes with these larger commercial banks and other financial institutions, such as savings and loan associations, credit unions and member institutions of the Farm Credit System, which offer many services that traditionally were offered only by banks.  Using the financial holding company structure, insurance companies and securities firms may compete more directly with banks and bank holding companies.  In addition, the Bank competes with other institutions such as mutual fund companies, brokerage firms, and even retail stores seeking to penetrate the financial services market.  Current federal law has also made it easier for out-of-state banks to enter and compete in the states in which we operate. Competition in our principal markets has further intensified as a result of the Dodd-Frank Act which, among other things, permitted out-of-state de novo branching by national banks, state banks and foreign banks from other states. We also experience competition, especially for deposits, from internet-based banking institutions and other non-traditional financial services firms, such as financial technology companies, which do not always have a physical presence in our market footprint and have grown rapidly in recent years.  Also, technology and other changes increasingly allow parties to complete financial transactions electronically, and in many cases, without banks.  For example, consumers can pay bills and transfer funds over the internet and by telephone without banks.  Non-bank financial service providers may have lower overhead costs, are subject to fewer regulatory constraints and continue to expand their offerings of services traditionally provided by financial institutions.  Further, the new Trump Administration is expected to seek to promote innovation across financial services through a regulatory environment that is favorable to cryptocurrencies, digital assets, open banking initiatives and financial technology companies, which has the potential to further increase competition within the banking industry.  If consumers do not use banks to complete their financial transactions, we could potentially lose fee income, deposits and income generated from those deposits.  During periods of declining interest rates, competitors with lower costs of capital may solicit the Bank’s customers to refinance their loans.  Furthermore, during periods of economic slowdown or recession, the Bank’s borrowers may face financial difficulties and be more receptive to offers from the Bank’s competitors to refinance their loans.  No assurance can be given that the Bank will be able to compete with these lenders.  See “Business – Competition” in Item 1 of this Form 10-K.

Government Regulation and Legislation Could Adversely Affect the Company

The Company and the Bank are subject to extensive state and federal regulation, supervision, and legislation, which govern almost all aspects of the operations of the Company and the Bank.  The business of the Bank is particularly susceptible to being affected by the enactment of federal and state legislation, which may have the effect of increasing the cost of doing business, modifying permissible activities, or enhancing the competitive position of other financial institutions.  Such laws are subject to change from time to time and are primarily intended for the protection of consumers, depositors and the Deposit Insurance Fund and not for the benefit of shareholders of the Company.  Regulatory authorities may also change their interpretation of these laws and regulations.  The Company cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on the business and prospects of the Company, but it could be material and adverse.  See “Business – Supervision and Regulation of the Bank” in Item 1 of this Form 10-K and "The Effects of Changes or Increases in, or Supervisory Enforcement of, Banking or Other Laws and Regulations or Governmental Fiscal or Monetary Policies Could Adversely Affect Us" above in these "Risk Factors" in this Form 10-K.

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

There is a Limited Public Market for the Company’s Common Stock Which May Make It Difficult for Shareholders to Dispose of Their Shares

The Company’s common stock is not listed on any exchange.  However, trades may be reported on the OTC Markets under the symbol “FNRN.”  The Company is aware that JWTT, Inc., Monroe Financial Partners and Raymond James all currently make a market in the Company’s common stock.  Management is aware that there are also private transactions in the Company’s common stock.  However, the limited trading market for the Company’s common stock may make it difficult for shareholders to dispose of their shares.  Also, the price of the Company’s common stock may be affected by general market price movements as well as developments specifically related to the financial services sector, including interest rate movements, quarterly variations, or changes in financial estimates by securities analysts and a significant reduction in the price of the stock of another participant in the financial services industry.

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

In recent years, it has been reported that several of the larger U.S. banking institutions have been the target of various denial-of-service, ransomware or other cyberattacks (including attempts to inject malicious code and viruses into computer systems) that have, for limited periods, resulted in the disruption of various operations of the targeted banks. These cyber-attacks originate from a variety of sophisticated sources who may be involved with organized crime, linked to terrorist organizations or hostile countries and have extensive resources to disrupt the operations of the Bank or the financial system more generally. The potential for denial-of-service, ransomware and other attacks requires substantial resources to defend and may affect customer satisfaction and behavior. To date we have not experienced any material losses relating to cyberattacks or other information security breaches, but there can be no assurance that we will not suffer such losses or information security breaches in the future. A successful cyber-attack could result in a material disruption of the Bank’s operations, exposure of confidential information and financial loss to the Bank, its clients, customers and counterparties and could lead to significant exposure to litigation and regulatory fines, penalties and other sanctions as well as reputational damage. While we have a variety of cyber-security measures in place, the consequences to our business, if we were to become a target of such attacks, cannot be predicted with any certainty.

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

In the Future, the Company May Be Required to Recognize an Allowance for Credit Losses With Respect to Investment Securities, Which May Adversely Affect our Results of Operations

The Company’s securities portfolio currently includes securities with unrecognized losses.  The Company may continue to observe declines in the fair market value of these securities.  Management evaluates the need for an allowance for credit losses on the securities portfolio, as required by generally accepted accounting principles.  There can be no assurance, however, that future evaluations of the securities portfolio will not require us to recognize losses with respect to these and other holdings, which could adversely affect our results of operations.

Changes in the U.S. Tax Laws Have Impacted Our Business and Results of Operations in a Variety of Ways, Some of Which Are Positive, and Others Which May Be Negative

The Tax Cuts and Jobs Act (“TCJA”), signed into law on December 22, 2017, enacted sweeping changes to the U.S. federal tax laws generally effective January 1, 2018.  These changes have impacted our business and results of operations in a variety of ways, some of which are positive and others which are negative.  The TCJA reduced the corporate tax rate to 21% from 35%, which resulted in a net reduction in our annual income tax expense and which has also benefited many of our corporate and other small business borrowers.  However, our ability to utilize tax credits, such as those arising from low-income housing and alternative energy investments, is constrained by the lower tax rate.  Increases in the U.S. corporate tax rate could adversely impact our profitability and that of our business and commercial customers.

Our Operations, Businesses and Customers Could be Materially Adversely Affected by the Physical Effects of Climate Change, as well as Governmental and Societal Responses to Climate Change

There is increasing concern over the risks of climate change and related environmental sustainability matters. The physical effects of climate change include rising average global temperatures, rising sea levels and an increase in the frequency and severity of extreme weather events and natural disasters, including droughts, wildfires, floods, hurricanes and tornados. Most of the Company’s operations and customers are located in California, which could be adversely impacted by severe weather events and the physical effects of climate change. Agriculture is especially dependent on climate, and climate impacts could include shifting average growing conditions, increased climate and weather variability, decreases in available water sources, and more uncertainty in predicting climate and weather conditions, any or all of which could have a particularly adverse impact on our agricultural customers.  Elevated temperatures and carbon dioxide levels can have large impacts on appropriate nutrient levels, soil moisture, water availability, working condition, and various other critical performance conditions. Such climate-related impacts could disrupt our operations or the operations of customers or third parties on which we rely, result in market volatility, negatively impact our customers’ ability to pay outstanding loans, damage collateral or result in the deterioration of the value of collateral or insurance shortfalls. Our borrowers may have collateral properties or operations located in areas at risk of wildfires or subject to the risk of drought in California. The properties pledged as collateral on our loan portfolio could also be damaged by wildfires, earthquakes or other natural disasters, and thereby the recoverability of loans could be impaired. A number of factors can affect credit losses, including the extent of damage to the collateral, the extent of damage not covered by insurance, the extent to which unemployment and other economic conditions caused by the natural disaster adversely affect the ability of borrowers to repay their loans, and the cost of collection and foreclosure to us. Additionally, there could be increased insurance premiums and deductibles, or a decrease in the availability of coverage, due to severe losses resulting from wildfires or other climate-related physical hazards. The ultimate outcome on our business of a natural disaster, whether or not caused by climate change, is difficult to predict but these events could reduce the Company’s earnings and cause volatility in the Company’s financial results for any fiscal quarter or year and have a material adverse effect on the Company’s financial condition and results of operations.

In recent years, the federal banking agencies have increased their focus on climate-related risks impacting the operations of banks, the communities they serve and the broader financial system. Accordingly, the agencies have begun to enhance their supervisory expectations regarding the climate risk management practices of larger banking organizations, including by encouraging such banks to: ensure that management of climate-related risk exposures has been incorporated into existing governance structures; evaluate the potential impact of climate-related risks on the bank’s financial condition, operations and business objectives as part of its strategic planning process; account for the effects of climate change in stress testing scenarios and systemic risk assessments; revise expectations for credit portfolio concentrations based on climate-related factors; consider investments in climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change; evaluate the impact of climate change on the bank’s borrowers and consider possible changes to underwriting criteria to account for climate-related risks to mortgaged properties; incorporate climate-related financial risk into the bank’s internal reporting, monitoring and escalation processes; and prepare for the transition risks to the bank associated with the adjustment to a low-carbon economy and related changes in laws, regulations, governmental policies, technology, and consumer behavior and expectations.  The FDIC has indicated that all banks, regardless of their size, may have material exposures to climate-related financial and other risks that require prudent management. As climate-related supervisory guidance is formalized, and relevant risk areas and corresponding control expectations are further refined, we may be required to expend significant capital and incur compliance, operating, maintenance and remediation costs in order to conform to such requirements.

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

ITEM 2 – PROPERTIES

As of December 31, 2024, the Company and the Bank are engaged in the banking business through 15 offices in five counties in Northern California operating out of three offices in Solano County, five in Yolo County, two in Sacramento County, two in Placer County, two in Glenn County and one in Colusa County.  In addition, the Company owns three vacant lots, two in northern Solano County and one in eastern Sacramento County.

As of December 31, 2024, the Bank owns six branch office locations and two administrative facilities and leases 10 facilities.  Most of the leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living index, property taxes and maintenance.

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

PART II

ITEM 5 - MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is not listed on any exchange.  However, trades may be reported on the OTC Markets under the symbol “FNRN.”  The Company is aware that JWTT, Inc., Monroe Financial Partners and Raymond James all currently make a market in the Company’s common stock.  Management is aware that there are also private transactions in the Company’s common stock, and the data set forth below may not reflect all such transactions.

The following table summarizes the range of reported high and low bid quotations of the Company’s Common Stock for each quarter during the last two fiscal years and is based on information provided by D.A. Davidson.  The quotations reflect the price that would be received by the seller without retail mark-up, mark-down or commissions and may not have represented actual transactions:

QUARTER/YEAR	HIGH*	LOW*

4th Quarter 2024	$9.81	$9.39
3rd Quarter 2024	$10.00	$8.62
2nd Quarter 2024	$8.63	$8.33
1st Quarter 2024	$8.62	$7.80

4th Quarter 2023	$8.61	$7.26
3rd Quarter 2023	$8.84	$6.34
2nd Quarter 2023	$6.82	$6.07
1st Quarter 2023	$7.80	$6.70

*  Price adjusted for stock dividends in the indicated periods for the 5% stock dividends payable March 25, 2025 and March 25, 2024, as described below.

As of March 1, 2025, there were approximately 1,334 holders of record of the Company’s common stock, no par value.

In the prior two fiscal years and to date, the Company has declared the following stock dividends:

Shareholder Record Date	Dividend Percentage	Date Payable
February 28, 2023	5%	March 24, 2023
February 29, 2024	5%	March 25, 2024
February 28, 2025	5%	March 25, 2025

The Company does not expect to pay a cash dividend in the foreseeable future.  Our ability to declare and pay dividends is affected by certain regulatory restrictions.  See “Business – Restrictions on Dividends and Other Distributions” in Part I, Item 1 above.

For information regarding securities authorized for issuance under equity compensation plans, see Part III, Item 12 of this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

The Company made the following purchases of its common stock during the three months ended December 31, 2024:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(1)
October 1 - October 31, 2024	—	—	—	639,765
November 1 - November 30, 2024	18,988	$10.17	18,988	620,777
December 1 - December 31, 2024	76,805	$10.11	76,805	543,972
Total	95,793		95,793

(1)  On March 27, 2024, the Company approved a stock repurchase program effective May 1, 2024.  The stock repurchase program, which remains in effect until April 30, 2026 unless terminated sooner, allows for repurchases by the Company in an aggregate amount of no more than 6% of the Company’s 15,550,731 outstanding shares of common stock as of March 21, 2024.  This represented total shares of 979,695 eligible for repurchase at May 1, 2024.  The total number of shares eligible for repurchase has been adjusted to give retroactive effect to stock dividends and stock splits, including the 5% stock dividend declared on January 23, 2025, payable on March 25, 2025 to shareholders of record as of February 28, 2025.

ITEM 6 - RESERVED

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Introduction

This overview highlights selected information in this Annual Report on Form 10-K and may not contain all of the information that is important to you.  For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates, you should carefully read this entire Annual Report on Form 10-K. For a discussion of changes in results of operations comparing the years ended December 31, 2023 and 2022, for the Company and its subsidiary, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 8, 2024.

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

Financial highlights for 2024 include:

The Company reported net income of $20.0 million for 2024, a 7.1% decrease compared to net income of $21.6 million for 2023. Net income per common share for 2024 was $1.26, a decrease of 6.7% compared to net income per common share of $1.35 for 2023.  Net income per common share on a fully diluted basis was $1.24 for 2024, a decrease of 7.5% compared to net income per common share on a fully diluted basis of $1.34 for 2023.

Net interest income totaled $64.4 million for 2024, a decrease of 3.3% from $66.5 million in 2023, primarily due to an increase in interest expense due to an increase in average rate paid on average interest-bearing deposits, which was partially offset by an increase in interest and dividend income due to an increase in yield on average earning assets.  Net interest margin was 3.60% for the year ended 2024 which was a 2.6% or 10 basis point decrease from the 3.70% reported for the year ended 2023.

Reversal of provision for credit losses totaled $0.3 million in 2024, compared to provision for credit losses of $1.1 million in 2023.  The reversal of provision for credit losses in 2024 was primarily due to decreases in unfunded commitments.

Non-interest income totaled $6.0 million in 2024, a decrease of 23.3% from $7.8 million in 2023.  The decrease was primarily due to a gain on bargain purchase of $1.4 million as a result of the acquisition of the Colusa, Willows, and Orland branches in 2023, which was not repeated in 2024.

Non-interest expenses totaled $42.8 million for 2024, down 2.0% from $43.6 million in 2023.  The decrease was primarily due to decreases in salaries and employee benefits, which was partially offset by increases in occupancy and equipment, data processing and consulting fees.  The decrease in salaries and benefits was primarily due to decreases in commissions, contingent compensation and profit sharing expense.  The increases in occupancy and equipment and data processing were primarily due to increases in service contracts.  The increase in consulting fees was primarily due to staffing searches.

The Company reported total assets of $1.89 billion and $1.87 billion for the years ended December 31, 2024 and 2023, respectively.

Investments totaled $633.9 million as of December 31, 2024, a 10.7% increase from $572.4 million as of December 31, 2023.  U.S. Treasury securities totaled $105.5 million as of December 31, 2024, up 21.1% from $87.2 million as of December 31, 2023; securities of U.S. government agencies and corporations totaled $95.7 million, down 16.9% from $115.1 million as of December 31, 2023; obligations of state and political subdivisions totaled $67.6 million, up 30.8% from $51.7 million as of December 31, 2023; collateralized mortgage obligations totaled $95.0 million, up 4.4% from $90.9 million as of December 31, 2023; and mortgage-backed securities totaled $270.1 million, up 18.7% from $227.5 million as of December 31, 2023.

Loans (including loans held-for-sale), net of allowance, totaled $1.047 billion as of December 31, 2024, a 0.5% decrease from $1.052 billion as of December 31, 2023.  Commercial loans totaled $117.9 million as of December 31, 2024, up 10.3% from $106.9 million as of December 31, 2023; commercial real estate loans were $723.6 million, up 0.3% from $721.7 million as of December 31, 2023; agriculture loans were $92.6 million, down 12.5% from $105.8 million as of December 31, 2023; residential mortgage loans were $105.9 million, down 1.3% from $107.3 million as of December 31, 2023; residential construction loans were $6.9 million, down 44.3% from $12.3 million as of December 31, 2023; and consumer loans totaled $15.7 million, up 5.7% from $14.9 million as of December 31, 2023.

Deposits totaled $1.70 billion as of December 31, 2024, a 0.5% increase from $1.69 billion as of December 31, 2023.

There were no FHLB advances outstanding as of December 31, 2024 and December 31, 2023.

Stockholders' equity increased to $176.3 million as of December 31, 2024, a 10.7% increase from $159.2 million as of December 31, 2023.  The increase was primarily due to 2024 net income of $20.0 million.

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

In determining the ACL, accruing loans with similar risk characteristics are generally evaluated collectively. To estimate expected losses the Company generally utilizes historical loss trends and the remaining contractual lives of the loan portfolios to determine estimated credit losses through a reasonable and supportable forecast period. The Company utilized a reasonable and supportable forecast period of approximately four quarters and obtained the forecast data from Moody’s Analytics. Individual loan credit quality indicators, including historical credit losses, have been statistically correlated with various econometrics, including national unemployment rate, and national gross domestic product. Model forecasts may be adjusted for inherent limitations or biases that have been identified through independent validation and back-testing of model performance to actual realized results. The Company also considered the impact of portfolio concentrations, changes in underwriting practices, imprecision in its economic forecasts, and other risk factors that might influence its loss estimation process. Increases in external risk factors due to more pessimistic business and economic conditions could potentially add $5.6 million based on existing loan balances, if not more, to the ACL. While management utilizes its best judgment and information available, the ultimate adequacy of our allowance accounts is dependent upon a variety of factors beyond our control, including the performance of our portfolios, the economy and changes in interest rates.

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

Goodwill and intangible assets acquired in a business combination and that are determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exist that indicate the necessity for such impairment tests to be performed. The Company has no goodwill arising from business combinations. The Company recognized a bargain purchase gain arising from business combinations. The Company recorded the fair values based on the valuations available as of reporting date. In accordance with business combination accounting guidance, the Company continued to evaluate these fair values for one year following the acquisition date. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Core deposit intangible assets arising from business combinations are amortized on an accelerated basis reflecting the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. The estimated life of the core deposit intangible is approximately 10 years.

Impact of Recently Issued Accounting Standards

Accounting Standards Adopted in 2024

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope.  This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition.  An entity may elect to apply ASU 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued.   An entity may elect to apply ASU 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020.  In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848.  This ASU extends the period of time preparers can utilize the reference rate reform relief guidance in Topic 848.  ASU 2022-06 defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848.  Adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

In August 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture (JV) Formations: Recognition and Initial Measurement. The guidance requires newly formed JVs to apply a new basis of accounting to all of its contributed net assets, which results in the JV initially measuring its contributed net assets under ASC 805-20, Business Combinations. The new guidance would be applied prospectively and is effective for all newly formed joint venture entities with a formation date on or after January 1, 2025, with early adoption permitted. Adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.  This ASU requires that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this ASU and all existing disclosures in Topic 280.  The Company has determined that its current business and operations consist of a single business segment and a single reporting unit.  The amendments in ASU 2023-07 are intended to improve segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses.  The Company applied this ASU retrospectively with no material impact on the Company's consolidated financial statements; however, new disclosures have been added as applicable for a single reportable operating segment.  For additional information, see Note 22 to the Consolidated Financial Statements in this Form 10-K.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Among other things, these amendments provide additional transparency into an entity’s income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The standard requires that public business entities disclose, on an annual basis, specific categories in the rate reconciliation and additional information for reconciling items meeting a certain quantitative threshold. The amendments also require that entities disclose on an annual basis: 1) income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes and 2) the income taxes paid (net of refunds received) disaggregated by individual jurisdictions exceeding 5% of total income taxes paid (net of refunds received). The amendments are effective for public business entities for annual periods beginning after December 15, 2024. The Company has evaluated this ASU and does not expect the adoption to have a material impact on the Company's consolidated financial statements.

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
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.  This ASU requires public companies to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period.  In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date.  ASU 2025-01 amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027.  Early adoption of ASU 2024-03 is permitted.  The Company is evaluating the accounting and disclosure requirements of this update and the impact of adopting the new guidance on the consolidated financial statements.

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

Distribution of Assets, Liabilities and Stockholders’ Equity;
Interest Rates and Interest Differential
(Dollars in thousands)

	2024		2023

	Average Balance	Percent	Average Balance	Percent
ASSETS
Cash and Due From Banks	$159,998	8.4%	$212,944	11.1%
Certificates of Deposit	17,780	0.9%	20,995	1.1%
Investment Securities	591,225	31.3%	595,044	31.1%
Loans (1)	1,045,419	55.3%	1,005,066	52.6%
Stock in Federal Home Loan Bank and other equity securities, at cost	10,518	0.6%	10,119	0.5%
Other Assets	65,713	3.5%	68,796	3.6%
Total Assets	$1,890,653	100.0%	$1,912,964	100.0%

LIABILITIES &
STOCKHOLDERS’ EQUITY
Deposits:
Demand	$743,419	39.2%	$783,005	40.9%
Interest-Bearing Transaction Deposits	375,639	19.9%	421,493	22.0%
Savings and MMDAs	435,160	23.0%	454,854	23.8%
Time Certificates	152,285	8.1%	97,639	5.1%
Other Liabilities	16,542	0.9%	18,565	1.0%
Stockholders’ Equity	167,608	8.9%	137,408	7.2%
Total Liabilities and Stockholders’ Equity	$1,890,653	100.0%	$1,912,964	100.0%

(1)	Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for credit losses.

Net Interest Earnings
 Average Balances, Yields and Rates
(Dollars in thousands)

	2024			2023
Assets	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid

Total Loans, Including Loan Fees(1)	$1,045,419	$55,389	5.30%	$1,005,066	$52,203	5.19%

Due From Banks	121,308	6,477	5.34%	167,850	8,594	5.12%

Certificates of Deposit	17,780	724	4.07%	20,995	757	3.61%

Investment Securities:
Taxable	548,661	13,795	2.51%	559,905	10,850	1.94%

Non-taxable (2)	42,564	1,216	2.86%	35,139	914	2.60%

Total Investment Securities	591,225	15,011	2.54%	595,044	11,764	1.98%

Other Earning Assets	10,518	1,051	9.99%	10,119	805	7.96%

Total Earning Assets	$1,786,250	$78,652	4.40%	$1,799,074	$74,123	4.12%

Cash and Due from Banks	38,690			45,094

Interest Receivable and Other Assets	65,713			68,796

Total Assets	$1,890,653			$1,912,964

(1)
Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for credit losses, but non-accrued interest thereon is excluded. Includes amortization of deferred loan fees and costs.

(2)	Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.

Continuation of
Net Interest Earnings
Average Balances, Yields and Rates
(Dollars in thousands)

	2024			2023

Liabilities and Stockholders' Equity	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid	Average Balance	Interest Income/ Expense	Yields Earned/ Rates Paid

Interest-Bearing Deposits:
Interest-Bearing
Transaction Deposits	$375,639	$2,507	0.67%	$421,493	$1,614	0.38%

Savings and MMDAs	435,160	5,478	1.26%	454,854	2,937	0.65%

Time Certificates	152,285	6,307	4.14%	97,639	3,033	3.11%

Total Interest-Bearing Deposits	963,084	14,292	1.48%	973,986	7,584	0.78%

Demand Deposits	743,419			783,005

Total Deposits	1,706,503	$14,292	0.84%	1,756,991	$7,584	0.43%

Interest payable and Other Liabilities	16,542			18,565

Stockholders’ Equity	167,608			137,408

Total Liabilities and Stockholders’ Equity	$1,890,653			$1,912,964

Net Interest Income and
Net Interest Margin (1)		$64,360	3.60%		$66,539	3.70%

Net Interest Spread (2)			2.92%			3.34%

(1)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

Analysis of Changes
in Interest Income and Interest Expense
(Dollars in thousands)

Following is an analysis of changes in interest income and expense (dollars in thousands) for 2024 over 2023.  Changes not solely due to interest rate or volume have been allocated proportionately to interest rate and volume.

	2024 Over 2023
	Volume	Interest Rate	Change

Increase (Decrease) in Interest Income:

Loans	$2,085	$1,101	$3,186

Due From Banks	(2,472)	355	(2,117)

Certificates of Deposit	(124)	91	(33)

Investment Securities - Taxable	(220)	3,165	2,945

Investment Securities - Non-taxable	205	97	302

Other Earning Assets	33	213	246

	(493)	5,022	4,529

Increase (Decrease) in Interest Expense:

Deposits:

Interest-Bearing Transaction Deposits	(193)	1,086	893

Savings and MMDAs	(133)	2,674	2,541

Time Certificates	2,056	1,218	3,274

	1,730	4,978	6,708
Increase (decrease) in Net Interest Income:	$(2,223)	$44	$(2,179)

INVESTMENT PORTFOLIO

Composition of Investment Securities

The mix of investment securities held by the Company at December 31 of the previous two fiscal years is as follows (dollars in thousands):

	2024	2023
Investment securities available-for-sale (at fair value):

U.S. Treasury Securities	$105,545	$87,182
Securities of U.S. Government Agencies and Corporations	95,684	115,079
Obligations of State and Political Subdivisions	67,591	51,677
Collateralized Mortgage Obligations	94,945	90,947
Mortgage-Backed Securities	270,088	227,472

Total Investments	$633,853	$572,357

Maturities of Investment Securities

The following table summarizes the contractual maturity (dollars in thousands) and projected yields of the Company’s investment securities as of December 31, 2024.  The yields on tax-exempt securities are shown on a tax equivalent basis.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  In addition, factors such as prepayments and interest rates may affect the yield on carrying value of mortgage related securities.

Period to Maturities

	Within One Year		After One But Within Five Years		After Five But Within Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield

Investment securities available-for-sale (at fair value):
U.S. Treasury Securities	$35,601	3.09%	$68,967	3.35%	$977	4.07%
Securities of U.S. Government Agencies and Corporations	25,807	2.08%	51,227	2.12%	18,650	3.88%
Obligations of State and Political Subdivisions	699	4.96%	6,877	2.68%	18,743	3.21%
Collateralized Mortgage Obligations	94	1.86%	5,062	4.28%	2,680	2.95%
Mortgage-Backed Securities	72	2.01%	15,066	3.38%	104,865	3.05%

TOTAL	$62,273	2.69%	$147,199	2.93%	$145,915	3.18%

	After Ten Years		Total
	Amount	Yield	Amount	Yield

Investment securities available-for-sale (at fair value):
U.S. Treasury Securities	$—	—	$105,545	3.27%
Securities of U.S. Government Agencies and Corporations	—	—	95,684	2.45%
Obligations of State & Political Subdivisions	41,272	3.88%	67,591	3.58%
Collateralized Mortgage Obligations	87,109	2.25%	94,945	2.38%
Mortgage-Backed Securities	150,085	2.85%	270,088	2.96%

TOTAL	$278,466	2.82%	$633,853	2.91%

LOAN PORTFOLIO

Composition of Loans

The mix of loans, net of deferred origination fees and costs and allowance for credit losses and excluding loans held-for-sale, at December 31, 2024 and December 31, 2023 is as follows (dollars in thousands):

	2024		2023

	Balance	Percent	Balance	Percent

Commercial	$117,921	11.1%	$106,897	10.0%
Commercial Real Estate	723,650	68.1%	721,729	67.5%
Agriculture	92,564	8.7%	105,838	9.9%
Residential Mortgage	105,886	10.0%	107,328	10.0%
Residential Construction	6,858	0.6%	12,323	1.2%
Consumer	15,716	1.5%	14,868	1.4%
	1,062,595	100.0%	1,068,983	100.0%
Allowance for credit losses	(15,885)		(16,596)
Net deferred origination fees and costs	142		78
TOTAL	$1,046,852		$1,052,465

As shown in the comparative figures for loan mix during 2024 and 2023, total loans decreased primarily as a result of decreases in agriculture, residential mortgage and residential construction loans, which was partially offset by increases in commercial, commercial real estate and consumer loans.

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

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table presents the maturity distribution of our loan portfolio at December 31, 2024 (dollars in thousands) (excludes loans held-for-sale).  The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index.

	Due in One Year or Less	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial	$16,805	$63,951	$37,135	$30	$117,921
Commercial Real Estate	20,816	146,762	511,730	44,342	723,650
Agriculture	19,852	3,119	25,519	44,074	92,564
Residential Mortgage	—	1,765	24,454	79,667	105,886
Residential Construction	795	—	825	5,238	6,858
Consumer	1,143	5,606	7,495	1,472	15,716
Total	$59,411	$221,203	$607,158	$174,823	$1,062,595
Loans with fixed interest rates:
Commercial	$1,792	$50,411	$27,349	$—	$79,552
Commercial Real Estate	18,209	88,640	234,425	19,494	360,768
Agriculture	3,321	1,337	17,114	—	21,772
Residential Mortgage	—	1,086	21,550	10,212	32,848
Residential Construction	95	—	—	—	95
Consumer	415	192	—	606	1,213
Total	$23,832	$141,666	$300,438	$30,312	$496,248
Loans with variable interest rates:
Commercial	$15,013	$13,540	$9,786	$30	$38,369
Commercial Real Estate	2,607	58,122	277,305	24,848	362,882
Agriculture	16,531	1,782	8,405	44,074	70,792
Residential Mortgage	—	679	2,904	69,455	73,038
Residential Construction	700	—	825	5,238	6,763
Consumer	728	5,414	7,495	866	14,503
Total	$35,579	$79,537	$306,720	$144,511	$566,347

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

The following table summarizes the Company’s non-accrual loans by loan category (dollars in thousands), net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, at December 31, 2024 and 2023.

	At December 31, 2024			At December 31, 2023
	Gross	Guaranteed	Net	Gross	Guaranteed	Net

Commercial	$139	$139	$—	$—	$—	$—
Commercial real estate	7,993	—	7,993	—	—	—
Agriculture	2,236	—	2,236	2,871	—	2,871
Residential mortgage	202	—	202	424	—	424
Residential construction	—	—	—	—	—	—
Consumer	642	—	642	703	—	703
Total non-accrual loans	$11,212	$139	$11,073	$3,998	$—	$3,998

Non-accrual loans amounted to $11,212,000 at December 31, 2024, and were comprised of one commercial loan totaling $139,000,

one commercial real estate loan totaling $7,993,000, two agriculture loans totaling $2,236,000, three residential mortgage loans totaling $202,000 and four consumer loans totaling $642,000.  Non-accrual loans amounted to $3,998,000 at December 31, 2023, and were comprised of two agriculture loans totaling $2,871,000, three residential mortgage loan totaling $424,000 and four consumer loans totaling $703,000.

If interest on non-accrual loans had been accrued, such interest income would have approximated $1,529,000 and $364,000 during the years ended December 31, 2024 and 2023, respectively.  Income actually recognized on nonaccrual loans at payoff approximated $450,000 and $1,626,000 for the years ended December 31, 2024 and 2023, respectively.

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

As the following table illustrates, total non-performing assets, which consists of loans on non-accrual status, loans past due 90-days and still accruing and Other Real Estate Owned ("OREO") net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, increased $2,739,000, or 32.9%, to $11,073,000 from December 31, 2023 to December 31, 2024.  Non-performing assets net of guarantees represented 0.6% and 0.5% of total assets at December 31, 2024 and 2023, respectively.  The Bank’s management believes that the $11,212,000 in non-accrual loans were appropriately reflected at their fair value at December 31, 2024.  However, no assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

	At December 31, 2024			At December 31, 2023
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)
Non-accrual loans	$11,212	$139	$11,073	$3,998	$—	$3,998
Loans 90 days past due and still accruing	—	—	—	4,336	—	4,336
Total non-performing loans	11,212	139	11,073	8,334	—	8,334
Other real estate owned	—	—	—	—	—	—
Total non-performing assets	11,212	139	11,073	8,334	—	8,334
Non-performing loans (net of guarantees) to total loans			1.0%			0.8%
Non-performing assets (net of guarantees) to total assets			0.6%			0.5%
Allowance for credit losses to non-performing loans (net of guarantees)			143.5%			199.1%

The Company had no loans that were 90 days or more past due and still accruing at December 31, 2024.  The Company had two loans totaling $4,336,000 that were 90 days or more past due and still accruing at December 31, 2023.  The two loans totaling $4,336,000 that were 90 days or more past due and still accruing at December 31, 2023 were comprised of one residential construction loan totaling $3,420,000 and one residential mortgage loan totaling $916,000 that were both well secured and in process of collection.

OREO consists of property that the Company has acquired by deed in lieu of foreclosure or through foreclosure proceedings, and property that the Company does not hold title to but is in actual control of, known as in-substance foreclosure.  The estimated fair value of the property is determined prior to transferring the balance to OREO.  The balance transferred to OREO is the estimated fair value of the property less estimated cost to sell.  Impairment may be deemed necessary to bring the book value of the loan equal to the appraised value.  Appraisals or loan officer evaluations are then conducted periodically thereafter charging any additional impairment to the appropriate expense account.  The Company had no OREO as of the years ended December 31, 2024 and 2023.

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

Excluding the non-performing loans, net of guarantees cited previously, loans totaling $11,782,000 and $12,327,000 were classified as substandard or doubtful loans, representing potential problem loans at December 31, 2024 and 2023, respectively.  In Management’s opinion, the potential loss related to these problem loans was sufficiently covered by the Bank’s existing loan loss reserve (Allowance for Credit Losses) at December 31, 2024 and 2023.  The ratio of the allowance for credit losses to total loans at December 31, 2024 and 2023 was 1.49% and 1.55%, respectively.  Management considered the allowance for credit losses of $15,885,000 to be adequate as a reserve against expected losses as of December 31, 2024.

Analysis of the Allowance for Credit Losses On Loans
(Dollars in thousands)

	2024	2023	2022

Balance at Beginning of Year	$16,596	$14,792	$13,952
Impact of adopting ASC 326	—	800	—
Provision for Credit Losses	200	1,150	900
Loans Charged-Off:
Commercial	(956)	(366)	(297)
Commercial Real Estate	—	—	—
Agriculture	—	(2,567)	—
Residential Mortgage	—	(3)	—
Residential Construction	—	—	—
Consumer	(28)	(13)	(48)

Total Charged-Off	(984)	(2,949)	(345)

Recoveries:
Commercial	60	235	275
Commercial Real Estate	—	—	—
Agriculture	—	2,567	—
Residential Mortgage	—	—	—
Residential Construction	—	—	—
Consumer	13	1	10

Total Recoveries	73	2,803	285

Net Charge-offs	(911)	(146)	(60)

Balance at End of Year	$15,885	$16,596	$14,792

Ratio of Net Charge-Offs
During the Year to Average Loans
Outstanding During the Year	(0.09)%	(0.01)%	(0.01)%
Allowance for Credit Losses to Total Loans	1.49%	1.55%	1.50%
Nonaccrual loans to Total Loans	1.06%	0.37%	0.80%
Allowance for Credit Losses to Nonaccrual loans	141.68%	415.11%	180.90%

Allocation of the Allowance for Credit Losses

The Allowance for Credit Losses has been established as a general component available to absorb expected credit losses throughout the loan portfolio.  The following table is an allocation of the Allowance for Credit Losses balance on the dates indicated (dollars in thousands):

	December 31, 2024			December 31, 2023

	Allocation of Allowance for Credit Losses Balance	Allowance as a % of Total Allowance	Loans as a % of Total Loans, net	Allocation of Allowance for Credit Losses Balance	Allowance as a % of Total Allowance	Loans as a % of Total Loans, net
Loan Type:

Commercial	$1,622	10.2%	11.1%	$2,041	12.3%	10.0%
Commercial Real Estate	10,245	64.5%	68.1%	10,864	65.5%	67.5%
Agriculture	1,555	9.8%	8.7%	997	6.0%	9.9%
Residential Mortgage	1,779	11.2%	10.0%	2,005	12.1%	10.0%
Residential Construction	433	2.7%	0.6%	334	2.0%	1.2%
Consumer	251	1.6%	1.5%	355	2.1%	1.4%

Total	$15,885	100.0%	100.0%	$16,596	100.0%	100.0%

The Bank believes that any breakdown or allocation of the allowance into loan categories lends an appearance of exactness, which does not exist, because the allowance is available for all loans.  The allowance breakdown shown above is computed taking actual experience into consideration but should not be interpreted as an indication of the specific amount and allocation of actual charge-offs that may ultimately occur.  For additional information, see Note 3 to the Consolidated Financial Statements in this Form 10-K.

Deposits

The following table sets forth the average amount and the average rate paid on each of the listed deposit categories (dollars in thousands) during the periods specified:

	2024		2023		2022
	Average Amount	Average Rate	Average Amount	Average Rate	Average Amount	Average Rate

Deposit Type:

Non-interest-Bearing Demand	$743,419	—	$783,005	—	$805,738	—

Interest-Bearing Demand (NOW)	$375,639	0.67%	$421,493	0.38%	$441,543	0.08%

Savings and MMDAs	$435,160	1.26%	$454,854	0.65%	$449,169	0.16%

Time	$152,285	4.14%	$97,639	3.11%	$47,022	0.28%

Approximately 40% and 37% of our deposits were uninsured as of December 31, 2024 and 2023, respectively.

Time Deposits include brokered deposits totaling $9,999,000 and $39,986,000 as of December 31, 2024 and December 31, 2023, respectively.  The brokered deposits purchased are time deposits $250,000 (dollars in thousands) or less that mature within twelve months.

The following table sets forth by time remaining to maturity for the Bank’s time deposits over $250,000 (dollars in thousands) as of December 31, 2024:

Three months or less	$11,741

Over three months through six months	14,051

Over six months through twelve months	13,180

Over twelve months	2,400

Total	$41,372

Short-Term Borrowings

The Company had no secured borrowings and no Federal Funds purchased at December 31, 2024 and 2023.

Additional short-term borrowings available to the Company consist of a line of credit and advances with the Federal Home Loan Bank ("FHLB") secured under terms of a blanket collateral agreement by a pledge of FHLB stock and all loans held by the Company. At December 31, 2024, the Company had a current collateral borrowing capacity with the FHLB of $403,087,000 and, at such date, also had unsecured formal lines of credit totaling $130,000,000 with correspondent banks.

The Company had no Federal Funds purchased during the years ended December 31, 2024 and 2023.

Long-Term Borrowings

The Company had no long-term borrowings at December 31, 2024 and 2023.  There were no average outstanding balances of long-term borrowings during 2024 and 2023.

Supplemental Compensation Plans

The Company and the Bank maintain an unfunded non-contributory defined benefit pension plan (“Salary Continuation Plan”) and related split dollar plan for a select group of highly compensated employees.  Eligibility to participate in the Salary Continuation Plan is limited to a select group of management or highly compensated employees of the Bank that are designated by the Board.  Additionally, the Company and the Bank adopted a supplemental executive retirement plan (“SERP”) in 2006.  The SERP is intended to integrate the various forms of retirement payments offered to executives.  At December 31, 2024, the benefit obligation was $4,500,000, of which $4,793,000 was recorded in interest payable and other liabilities and $(293,000) was recorded in accumulated other comprehensive loss, net, in the Consolidated Balance Sheets.  At December 31, 2023, the benefit obligation was $4,979,000, of which $4,879,000 was recorded in interest payable and other liabilities and $100,000 was recorded in accumulated other comprehensive loss, net, in the Consolidated Balance Sheets.

The Company and the Bank maintain an unfunded non-contributory defined benefit pension plan (“Directors’ Retirement Plan”) and related split dollar plan for the directors of the Bank.  At December 31, 2024, the benefit obligation was $397,000, of which $539,000 was recorded in interest payable and other liabilities and $(142,000) was recorded in accumulated other comprehensive loss, net, in the Consolidated Balance Sheets.  At December 31, 2023, the benefit obligation was $424,000, of which $596,000 was recorded in interest payable and other liabilities and $(172,000) was recorded in accumulated other comprehensive loss, net, in the Consolidated Balance Sheets.

For additional information, see Note 16 to the Consolidated Financial Statements in this Form 10-K.

Overview

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Net income for the year ended December 31, 2024, was $20.0 million, representing a decrease of $1.6 million, or 7.1%, compared to net income of $21.6 million for the year ended December 31, 2023.  The decrease in net income was attributable to a decrease in net interest income of $2.2 million and a decrease in non-interest income of $1.8 million, which was partially offset by a decrease in provision for credit losses of $1.4 million and a decrease in non-interest expenses of $0.8 million.  The decrease in non-interest income was primarily due to the bargain purchase gain of $1.4 million as a result of the branch acquisitions in 2023 which was not repeated in 2024.  The decrease in provision for credit losses was due to decreases in unfunded commitments.

Total assets were $1.89 billion as of December 31, 2024, representing an increase of $19.9 million, or 1.1%, compared to total assets of $1.87 billion as of December 31, 2023.  For the year ended December 31, 2024 compared to the year ended December 31, 2023, there was a $61.5 million increase in investment securities, which was partially offset by a $29.8 million decrease in cash, $3.6 million decrease in certificates of deposit, $5.6 million decrease in net loans (including loans held-for-sale), $0.7 million decrease in premises and equipment, $0.8 million decrease in core deposit intangible and $1.1 million decrease in interest receivable and other assets.  Total deposits increased $7.6 million, or 0.5%, to $1.70 billion as of December 31, 2024, compared to $1.69 billion at December 31, 2023.

Results of Operations

Net Interest Income

Net interest income is the excess of interest and fees earned on the Bank’s loans, investment securities, federal funds sold and banker’s acceptances over the interest expense paid on deposits and other borrowed funds which are used to fund those assets.  Net interest income is primarily affected by the yields and mix of the Bank’s interest-earning assets and interest-bearing liabilities outstanding during the period.  The $4,529,000 increase in the Bank's interest and dividend income in 2024 from 2023 was primarily driven by an increase in interest rates and an increase in average balance of loans, which was partially offset by a decrease in average balances of due from banks and certificates of deposit.  The $3,186,000 increase in the Bank’s interest income on loans was primarily driven by an increase of $1,101,000 attributable to an increase in interest rates compounded by an increase of $2,085,000 driven by an increase in average loans outstanding.  The $2,117,000 decrease in the Bank’s interest income on due from banks was primarily driven by a decrease of $2,472,000 due to the decreased average due from bank balances outstanding, which was partially offset by an increase of $355,000 attributable to an increase in average interest rates paid on excess reserves at the FRB.  The $33,000 decrease in the Bank's interest income on certificates of deposit was driven by a decrease of $124,000 due to the decrease in average certificates of deposit outstanding, which was partially offset by an increase of $91,000 due to the increase in average interest rates paid on certificates of deposit. The $3,247,000 increase in the Bank’s interest income on investment securities was driven by an increase of $3,262,000 due to an increase in interest rates, which was partially offset by a decrease of $15,000 driven by decreased investment securities balances outstanding.  The $6,708,000 increase in the Bank's interest expense on deposits was primarily driven by an increase of $4,978,000 due to increases in interest rates coupled with an increase of $1,730,000 due to an increase in average time certificates balances outstanding.  See “Analysis of Changes in Interest Income and Interest Expense” set forth on page 40 of this Annual Report on Form 10-K for the effects of interest rates and loan/deposit volume on net interest income.

The FRB influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is significantly affected by changes in the prime interest rate.  As of December 31, 2023, the prime rate was 8.50%.
The prime rate decreased several times beginning in September 2024, decreasing to 7.50% as of December 31, 2024.

As of December 31, 2023, the target range for the federal funds rate was 5.25% to 5.50%.  To support economic growth, the FRB cut interest rates in September, November and December.  As of December 31, 2024, the target rate for the federal funds rate was 4.25% to 4.50%.  For additional information, see “The Bank is Subject to Interest Rate Risk” and “Beginning in 2021, the U.S. Economy Began to Reflect Relatively Rapid Rates of Increase in the Consumer Price Index and Other Economic Indices; a Prolonged Elevated Rate of Inflation Could Present Risks for the U.S. Banking Industry and Our Business”, in “Risk Factors” (Item 1A) of this Annual Report on Form 10-K.

We are primarily funded by core deposits, with non-interest-bearing demand deposits historically being a significant source of funds. This lower-cost funding base is expected to have a positive impact on our net interest income and net interest margin in a rising interest rate environment.

The nature and impact of future changes in interest rates and monetary policy on the business and earnings of the Company cannot be predicted.  For additional information, see “The Effects of Changes or Increases in, or Supervisory Enforcement of, Banking or Other Laws and Regulations or Governmental Fiscal or Monetary Policies Could Adversely Affect Us”, and “The Bank is Subject to Interest Rate Risk” and “Beginning in 2021, the U.S. Economy Began to Reflect Relatively Rapid Rates of Increase in the Consumer Price Index and Other Economic Indices; a Prolonged Elevated Rate of Inflation Could Present Risks for the U.S. Banking Industry and Our Business” in “Risk Factors" (Item 1A) of this Annual Report on Form 10-K.

Interest income on loans for 2024 was up 6.1% from 2023, increasing from $55,389,000 to $52,203,000.  The increase in interest income on loans was primarily due to higher yields earned on newly originated loans and loans repricing at higher rates coupled with a 4.0% increase in average balance of loans.

Interest income on interest-bearing due from banks for 2024 was down 24.6% from 2023, decreasing from $8,594,000 to $6,477,000.  The decrease in interest income on interest-bearing due from banks was the result of a 27.7% decrease in average balances of interest-bearing due from banks, which was partially offset by a 22 basis point increase in yield on interest-bearing due from banks.

Interest income on certificates of deposit for 2024 was down 4.4% from 2023, decreasing from $757,000 to $724,000.  The decrease in interest income on certificates of deposit was primarily due to a 15.3% decrease in average balances of certificates of deposit, which was partially offset by a 46 basis point increase in yield on certificates of deposit.

Interest income on investment securities for 2024 was up 27.6% from 2023, increasing from $11,764,000 to $15,011,000.  The increase in interest income on investment securities was the result of a 56 basis point increase in investment securities yields, which was partially offset by a 0.6% decrease in average investment securities volume.  The Bank deployed excess liquidity into the investment portfolio over the course of 2024 at higher reinvestment rates.  Investment securities yields were 2.54% and 1.98% for 2024 and 2023, respectively.

Interest expense on deposits for 2024 was up 88.5% from 2023, increasing from $7,584,000 to $14,292,000.  The increase in interest expense on deposits was the result of a 70 basis point increase in interest rates paid on interest-bearing deposits, which was partially offset by a 1.1% decrease in average balances of interest-bearing deposits.

The mix of deposits for the previous three years was as follows (dollars in thousands):

	2024		2023		2022

	Average Balance	Percent	Average Balance	Percent	Average Balance	Percent

Non-interest-Bearing Demand	$743,419	43.6%	$783,005	44.5%	$805,738	46.2%

Interest-Bearing Demand (NOW)	375,639	22.0%	421,493	24.0%	441,543	25.3%

Savings and MMDAs	435,160	25.5%	454,854	25.9%	449,169	25.8%

Time	152,285	8.9%	97,639	5.6%	47,022	2.7%

Total	$1,706,503	100.0%	$1,756,991	100.0%	$1,743,472	100.0%

The Bank’s net interest margin (net interest income divided by average earning assets) was 3.60% in 2024 and 3.70% in 2023.  The net interest spread (average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities) was 2.92% in 2023 and 3.34% in 2023.  The 42 basis point decrease in net spread in 2024 over 2023 was due to an overall increase in interest rates on interest-bearing deposits, which was partially offset by an overall increase in interest rates on earning assets.

Provision for Credit Losses

The provision for credit losses is established by charges to earnings on management’s evaluation of expected losses on the loan portfolio.  Based on this evaluation, the Company recorded a reversal of provision for credit losses of $250,000 in 2024 and a provision for credit losses of $1,100,000 in 2023.  The reversal of provision for credit losses in 2024 was primarily due to a decrease in loans outstanding and a decrease in unfunded commitments.  The provision for credit losses in 2023 was primarily due to loan growth.  The ratio of the Allowance for Credit Losses to total loans at December 31, 2024 was 1.49% compared to 1.55% at December 31, 2023.  The ratio of the Allowance for Credit Losses to total non-accrual loans and loans past due 90 days or more, net of guarantees was 143.5% at December 31, 2024, compared to 199.1% at December 31, 2023.

Non-Interest Income and Expenses

Non-interest income consisted primarily of service charges on deposit accounts, net losses on sale of available-for-sale securities, net realized gains on sales of loans held-for-sale, debit card income, gain on bargain purchase and other income.  Non-interest income decreased to $6,019,000 in 2024 from $7,845,000 in 2023, representing a decrease of $1,826,000, or 23.3%. The decrease was primarily driven by a bargain purchase gain in 2023 which was not repeated in 2024.  The Company recognized a bargain purchase gain totaling $1.4 million as a result of the acquisition of the Colusa, Willows, and Orland branches in 2023.

Non-interest expenses consisted primarily of salaries and employee benefits, occupancy and equipment expense, data processing expense, amortization of core deposit intangible and other expenses.  Non-interest expenses decreased to $42,789,000 in 2024 from $43,638,000 in 2023, representing a decrease of $849,000, or 2.0%.

Following is an analysis of the increase or decrease in the components of non-interest expenses (dollars in thousands) during the periods specified:
	2024 over 2023

	Amount	Percent

Salaries and Employee Benefits	$(2,064)	(8.0%)
Occupancy and Equipment	407	9.4%
Data Processing	181	4.5%
Stationery and Supplies	(36)	(10.3%)
Advertising	(14)	(3.0%)
Directors Fees	(18)	(5.5%)
Amortization of core deposit intangible	(8)	(1.0)%
Other Expense	703	9.5%

Total	$(849)	(2.0)%

The decrease in salaries and employee benefits in 2024 was primarily due to a 18.9% decrease in commissions, 55.8% decrease in contingent compensation and 42.3% decrease in profit sharing plan contributions, partially offset by a 67.5% increase in group insurance.  The decrease in commissions is primarily due to a decrease in mortgage loan production volumes and deposit growth.  The decrease in contingent compensation is primarily due to a decrease in incentive goals met.  The decrease in profit sharing plan contributions is primarily due to a change in the calculation of profit sharing plan contributions.  The increase in group insurance is primarily due to increased costs of insurance provided to employees.  The increase in occupancy and equipment and data processing expense was primarily due to a full year of expenses related to the branches acquired in the first quarter of 2023.  The increase in other expenses was primarily due to a 95.4% increase in contributions, a 30.5% increase in consulting fees and a 200.2% increase in loan collection expense, which was partially offset by a 51.5% decrease in legal fees.

Income Taxes

The provision for income taxes is primarily affected by the tax rate, the level of earnings before taxes and the level of tax-exempt income.  In 2024, tax expense decreased to $7,806,000 from $8,092,000 in 2023, due to a decrease in income before taxes.  Non-taxable municipal bond income was $1,216,000 and $914,000 for the years ended December 31, 2024 and 2023, respectively.

Liquidity

Liquidity is defined as the ability to generate cash at a reasonable cost to fulfill lending commitments and support asset growth, while satisfying the withdrawal demands of deposit customers and any debt repayment requirements.  The Bank’s principal sources of liquidity are core deposits and loan and investment payments and proceeds of sale and prepayments.  Providing secondary sources of liquidity are excess reserves at the Federal Reserve Bank and the available-for-sale investment portfolio. The Company held $59,816,000 in excess reserves at the Federal Reserve Bank and $633,853,000 total investment securities at December 31, 2024.  Under certain deposit, borrowing, and other arrangements, the Company must hold and pledge investment securities as collateral.  At December 31, 2024, such collateral requirements totaled approximately $53,589,000.  As a smaller source of liquidity, the Bank can utilize existing credit arrangements.

The Company’s primary source of liquidity on a stand-alone basis is dividends from the Bank.  As discussed in Part I (Item 1) of this Annual Report on Form 10-K, dividends from the Bank are subject to regulatory and corporate law restrictions.

Liquidity risk can result from the mismatching of asset and liability cash flows, or from disruptions in the financial markets.  The Bank experiences seasonal swings in deposits, which can impact liquidity.  Management has sought to address these seasonal swings by scheduling investment maturities and developing seasonal credit arrangements with the FHLB, Federal Reserve Bank and Federal Funds lines of credit with correspondent banks.  The Company maintains short-term unsecured lines of credit with other banks which totaled $130,000,000 at December 31, 2024.  Additionally, the Company has a line of credit with the FHLB, with a remaining borrowing capacity at December 31, 2024 of $403,087,000; credit availability is subject to certain collateral requirements.

In addition, the ability of the Bank’s real estate department to originate and sell loans into the secondary market has provided another tool for the management of liquidity.  As of December 31, 2024, the Company has not created any special purpose entities to securitize assets or to obtain off-balance sheet funding.

The liquidity position of the Bank is managed daily, thus enabling the Bank to adapt its position according to market fluctuations.  Liquidity is measured by various ratios, the most common of which is the ratio of net loans (including loans held-for-sale) to deposits.  This ratio was 61.6% on December 31, 2024, and 62.2% on December 31, 2023.  The Bank’s ratio of core deposits to total assets was 87.0% for each of the years ended December 31, 2024 and December 31, 2023.  Core deposits include demand deposits, interest-bearing transaction deposits, savings and money market deposit accounts, and non-brokered time deposits of $250,000 or less.  Core deposits are important in maintaining a strong liquidity position as they represent a stable and relatively low-cost source of funds.  Management believes that the Bank’s liquidity position was adequate in 2024.  This is best illustrated by the change in the Bank’s net non-core ratio, which explains the degree of reliance on non-core liabilities to fund long-term assets.  At December 31, 2024, the Bank’s net core funding dependence ratio, the difference between non-core funds, time deposits $250,000 or more and brokered time deposits under $250,000, and short-term investments to long-term assets, was (5.17)% as of December 31, 2024, and (8.45%) as of December 31, 2023.  This ratio indicated that, at December 31, 2024, the Bank did not significantly rely upon non-core deposits and borrowings to fund the Bank’s long-term assets, namely loans and investments.  The Bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth.  The Bank also believes that its liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity.

Commitments

The following table details the amounts and expected maturities of commitments as of December 31, 2024 (amounts in thousands):

	Maturities by period
Commitments	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Commitments to extend credit
Commercial	$69,040	$45,546	$1,451	$11,008	$11,035
Commercial Real Estate	14,202	179	5,019	104	8,900
Agriculture	12,513	9,725	551	55	2,182
Residential Construction	738	700	—	—	38
Consumer	43,599	13,620	5,521	6,415	18,043
Standby Letters of Credit	922	922	—	—	—
Total	$141,014	$70,692	$12,542	$17,582	$40,198
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

Financial instruments, whose contract amounts represent credit risk at December 31 of the indicated years, were as follows (amounts in thousands):

	2024	2023

Undisbursed loan commitments	$140,092	$187,401
Standby letters of credit	922	1,251

	$141,014	$188,652

Our liquidity position is continuously monitored and adjustments are made to balance between sources and uses of funds as deemed appropriate.  The Bank believes that it has the means to provide adequate liquidity for funding normal operations in 2025.

Capital

The Company believes a strong capital position is essential to the Company’s continued growth and profitability.  A solid capital base provides depositors and shareholders with a margin of safety, while allowing the Company to take advantage of profitable opportunities, support future growth and provide protection against any unforeseen losses.

At December 31, 2024, stockholders’ equity totaled $176.3 million, an increase of $17.1 million from $159.2 million at December 31, 2023.  The increase in 2024 was primarily due to net income of $20.0 million.  Also affecting capital in 2024 were stock repurchases totaling $3.8 million and paid-in capital in the amount of $0.9 million resulting from employee stock purchases and stock plan accruals.

On March 27, 2024, the Company approved a stock repurchase program effective May 1, 2024.  The stock repurchase program, which remains in effect until April 30, 2026 unless terminated sooner, allows for repurchases by the Company in an aggregate amount of no more than 6% of the Company’s 15,550,731 outstanding shares of common stock as of March 31, 2024.  This represented total shares of 979,695 eligible for repurchase at May 1, 2024.  The total number of shares eligible for repurchase has been adjusted to give retroactive effect to stock dividends and stock splits, including the 5% stock dividend declared on January 23, 2025, payable on March 25, 2025 to shareholders of record as of February 28, 2025.  The Company repurchased 389,071 shares of the Company's outstanding common stock during the year ended December 31, 2024, and 590,624 shares remained available for repurchase under the stock repurchase program at December 31, 2024.  The purpose of the stock repurchase program was to give management the ability to manage capital and create liquidity for shareholders who want to sell their stock.  Management believed that the stock repurchase program was a prudent use of excess capital.

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

Management’s Report

FIRST NORTHERN COMMUNITY BANCORP AND SUBSIDIARY

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of First Northern Community Bancorp and subsidiary (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2024.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and (iii) provide reasonable assurance regarding prevention, or timely detection and correction of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management of the Company has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2024.

/s/ Jeremiah Z. Smith

Jeremiah Z. Smith
President/Chief Executive Officer/Director
(Principal Executive Officer)

/s/ Kevin Spink

Kevin Spink
Executive Vice President/Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

March 7, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of
First Northern Community Bancorp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Northern Community Bancorp and subsidiary (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024 and 2023, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Allowance for Credit Losses on Loans – Qualitative and Environmental Factors

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s allowance for credit losses balance was $15.9 million as of December 31, 2024, and is estimated using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The allowance for credit losses is a valuation account that is deducted from the loan’s amortized cost basis to present the net amount expected to be collected on the loans and is a material and complex estimate requiring significant management judgement in the estimation of expected lifetime losses within the loan portfolio at the balance sheet date.

We identified management’s estimation of qualitative and environmental factors within the calculation of the allowance for credit losses as a critical audit matter. To estimate expected losses the Company generally utilizes historical loss trends and the remaining contractual lives of the loan portfolios to determine estimated credit losses through a reasonable and supportable forecast period. The qualitative and environmental factors are used to adjust the allowance for credit losses model forecasts for inherent limitations or biases that have been identified through independent validation and back-testing of model performance to actual realized results. Qualitative and environmental factors also consider the impact of portfolio concentrations, changes in underwriting practices, imprecision of economic forecasts, and other risk factors that might influence the Company’s loss estimation process. Auditing management’s judgements regarding the qualitative and environmental factors applied to the allowance for credit losses involved a high degree of subjectivity.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements.  Our audit procedures related to the allowance for credit losses included the following, among others:

•
Tested the mathematical accuracy and computation of the allowance for credit losses on loans, including the mathematical accuracy of the application of the qualitative and environmental factor adjustments used in the calculation.

•	Performed an independent sensitivity analysis to evaluate the reasonableness of the qualitative and environmental factors used by management.

•
Obtained management’s analysis and supporting documentation related to the qualitative and environmental factors and tested whether the qualitative and environmental factors used in the calculation of the allowance for credit losses are supported by the documentation provided by management.

/s/ MOSS ADAMS LLP
Sacramento, California

March 7, 2025

We have served as the Company’s auditor since 2006.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Balance Sheets
December 31, 2024 and 2023
(in thousands, except shares and share amounts)

	2024	2023
Assets
Cash and cash equivalents	$119,448	$149,211
Certificates of deposit	16,074	19,710
Investment securities – available-for-sale, at estimated fair value, net of allowance for credit losses of $0; amortized cost of $682,346 at December 31, 2024 and $620,314 at December 31, 2023	633,853	572,357
Loans (net of allowance for credit losses of $15,885 at December 31, 2024 and $16,596 at December 31, 2023)	1,046,852	1,052,465
Stock in Federal Home Loan Bank and other equity securities, at cost	10,518	10,518
Premises and equipment, net	9,248	9,962
Core deposit intangible, net	3,321	4,141
Interest receivable and other assets	52,408	53,468

Total Assets	$1,891,722	$1,871,832

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand	$715,424	$744,799
Interest-bearing transaction deposits	376,250	380,477
Savings and MMDAs	458,445	431,472
Time, $250,000 or less	108,598	109,373
Time, over $250,000	41,372	26,323

Total Deposits	1,700,089	1,692,444

Interest payable and other liabilities	15,301	20,143

Total Liabilities	1,715,390	1,712,587

Commitments and contingencies (Note 9 and 10)

Stockholders’ Equity:
Common stock, no par value; 32,000,000 shares authorized; 15,943,051 and 15,482,332 shares issued and outstanding at December 31, 2024 and 2023, respectively	127,902	123,235
Additional paid-in capital	977	977
Retained earnings	81,304	68,760
Accumulated other comprehensive loss, net	(33,851)	(33,727)
Total Stockholders’ Equity	176,332	159,245

Total Liabilities and Stockholders’ Equity	$1,891,722	$1,871,832

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statements of Income
Years Ended December 31, 2024 and 2023
(in thousands, except per share amounts)

	2024	2023
Interest and dividend income:
Interest and fees on loans	$55,389	$52,203
Due from banks interest bearing accounts	7,201	9,351
Investment securities:
Taxable	13,795	10,850
Non-taxable	1,216	914
Other earning assets	1,051	805
Total interest and dividend income	78,652	74,123
Interest expense:
Time deposits over $250,000	1,045	410
Other deposits	13,247	7,174
Total interest expense	14,292	7,584
Net interest income	64,360	66,539
(Reversal) of provision for credit losses	(250)	1,100
Net interest income after (reversal of) provision for credit losses	64,610	65,439
Non-interest income:
Service charges on deposit accounts	1,718	1,699
Losses on sales/calls of available-for-sale securities	(234)	(112)
Gains on sales of loans held-for-sale	52	111
Debit card income	2,762	2,798
Gain on bargain purchase	—	1,405
Other income	1,721	1,944
Total non-interest income	6,019	7,845
Non-interest expenses:
Salaries and employee benefits	23,850	25,914
Occupancy and equipment	4,736	4,329
Data processing	4,224	4,043
Stationery and supplies	313	349
Advertising	460	474
Director fees	309	327
Amortization of core deposit intangible	820	829
Other expense	8,077	7,373
Total non-interest expenses	42,789	43,638
Income before provision for income tax	27,840	29,646
Provision for income tax	7,806	8,092
Net income	$20,034	$21,554
Basic income per share	$1.26	$1.35
Diluted income per share	$1.24	$1.34

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statements of Comprehensive Income
Years Ended December 31, 2024 and 2023
(in thousands)

	2024	2023
Net income	$20,034	$21,554
Other comprehensive (loss) income, net of tax:
Unrealized holding (losses) gains on securities arising during the current period, net of tax effect of ($224) and $5,208 for the years ended December 31, 2024 and 2023, respectively	(546)	12,415
Reclassification adjustment due to losses realized on sales of securities, net of tax effect of $67 and $32 for the years ended December 31, 2024 and 2023, respectively	167	80
Officers’ retirement plan equity adjustments, net of tax effect of $116 and $100 for the years ended December 31, 2024 and 2023, respectively	277	238
Directors’ retirement plan equity adjustments, net of tax effect of ($8) and $28 for the years ended December 31, 2024 and 2023, respectively	(22)	68
Total other comprehensive (loss) income, net of tax effect of ($49) and $5,368 for the years ended December 31, 2024 and 2023, respectively	(124)	12,801
Comprehensive income	$19,910	$34,355

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statement of Stockholders’ Equity
Years Ended December 31, 2024 and 2023
(in thousands, except share data)

	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Earnings	Income/(Loss)	Total
Balance at December 31, 2022	14,652,584	$116,099	$977	$54,492	$(46,528)	$125,040
Cumulative change from adoption of ASU 2016-13 on January 1, 2023				(916)		(916)
Balance at January 1, 2023 (as adjusted for adoption of accounting standard)	14,652,584	116,099	977	53,576	(46,528)	124,124
Net income				21,554		21,554
Other comprehensive income, net of tax					12,801	12,801
Stock dividend adjustment	3,525	296		(296)		—
5% stock dividend declared in 2024	737,253	6,067		(6,067)		—
Cash in lieu of fractional shares	(164)			(7)		(7)
Stock-based compensation		820				820
Common shares issued related to restricted stock grants and ESPP, net of restricted stock forfeited	76,261	96				96
Stock options exercised, net	32,927	—				—
Stock repurchase and retirement	(20,054)	(143)				(143)
Balance at December 31, 2023	15,482,332	$123,235	$977	$68,760	$(33,727)	$159,245
Net income				20,034		20,034
Other comprehensive loss, net of tax					(124)	(124)
Stock dividend adjustment	2,671	325		(325)		—
5% stock dividend declared in 2025	759,192	7,158		(7,158)		—
Cash in lieu of fractional shares	(148)			(7)		(7)
Stock-based compensation		846				846
Common shares issued related to restricted stock grants and ESPP, net of restricted stock forfeited	77,816	102				102
Stock options exercised, net	10,259	—				—
Stock repurchase and retirement	(389,071)	(3,764)				(3,764)
Balance at December 31, 2024	15,943,051	$127,902	$977	$81,304	$(33,851)	$176,332

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Consolidated Statements of Cash Flows
Years Ended December 31, 2024 and 2023
(in thousands)
	2024	2023
Cash flows from operating activities:
Net income	$20,034	$21,554
Adjustments to reconcile net income to net cash provided by operating activities:
(Reversal of) provision for credit losses	(250)	1,100
Amortization of core deposit intangible	820	829
Stock-based compensation	846	820
Depreciation and amortization of bank premises and equipment	1,057	1,002
Accretion and amortization of securities, net	230	1,941
Net loss on sales/calls of available-for-sale securities	234	112
Gain on sale of loans held-for-sale	(52)	(111)
Provision (benefit) for deferred income taxes	603	(404)
Proceeds from sales of loans held-for-sale	4,590	5,918
Originations of loans held-for-sale	(4,538)	(5,807)
(Decrease) increase in deferred loan origination fees and costs, net	(64)	752
Amortization of operating lease right-of-use asset	918	1,077
Gain on bargain purchase	—	(1,405)
Increase in interest receivable and other assets	(412)	(961)
(Decrease) increase in interest payable and other liabilities	(4,479)	883
Net cash provided by operating activities	19,537	27,300
Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	85,775	62,765
Proceeds from sales of available-for-sale securities	6,563	18,067
Principal repayments on available-for-sale securities	75,500	71,909
Purchase of available-for-sale securities	(230,334)	(91,324)
Proceeds from maturities of certificates of deposit	9,336	5,169
Purchase of certificates of deposit	(5,700)	(3,931)
Purchases of stock in Federal Home Loan Bank and other equity securities, at cost	—	(1,078)
Net decrease (increase) in loans	5,927	(80,173)
Purchases of bank premises and equipment, net	(343)	(1,221)
Cash and cash equivalents acquired in acquisition	—	103,425
Net cash (used in) provided by investing activities	(53,276)	83,608
Cash flows from financing activities:
Net increase (decrease) in deposits	7,645	(149,060)
Cash dividends paid in lieu of fractional shares	(7)	(7)
Common stock issued	102	96
Repurchases of common stock	(3,764)	(143)
Net cash provided by (used in) financing activities	3,976	(149,114)
Net decrease in cash and cash equivalents	(29,763)	(38,206)
Cash and cash equivalents at beginning of year	149,211	187,417
Cash and cash equivalents at end of year	$119,448	$149,211

Supplemental Consolidated Statements of Cash Flows Information (Note 19)
See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP
AND SUBSIDIARY
Notes to Consolidated Financial Statements
Years Ended December 31, 2024 and 2023
(in thousands, except shares and share amounts)

(1)	Summary of Significant Accounting Policies

First Northern Community Bancorp (the “Company”) is a bank holding company whose only subsidiary, First Northern Bank of Dixon (“Bank”), a California state-chartered bank, conducts general banking activities, including collecting deposits and originating loans, and serves Solano, Yolo, Sacramento, Placer, El Dorado, Glenn, and Colusa Counties. All intercompany transactions between the Company and the Bank have been eliminated in consolidation. The consolidated financial statements also include the accounts of Yolano Realty Corporation, a wholly-owned subsidiary of the Bank. Yolano Realty Corporation was formed in September 2009 for the purpose of managing selected other real estate owned properties. Yolano Realty Corporation was an inactive subsidiary in 2024.

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

Accrued interest receivable on available-for-sale debt securities is excluded from the estimate of credit losses. Accrued interest receivable on available-for-sale debt securities totaled $2,785 and $2,096 as of December 31, 2024 and December 31, 2023, respectively, and is included in interest receivable and other assets on the Consolidated Balance Sheets.

(c)	Federal Home Loan Bank Stock and Other Equity Securities, at Cost

The Bank is a member of the Federal Home Loan Bank of San Francisco (“FHLB”) and is required to obtain and hold a specific number of shares of capital stock of the FHLB.  FHLB stock represents an equity interest that does not have a readily determinable fair value because its ownership is restricted and it lacks a market (liquidity).  FHLB stock and other equity securities are recorded at cost and evaluated for impairment as of each reporting period.

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

The allowance for credit losses (ACL) is a valuation account that is deducted from the loan’s amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the recorded loan balance is confirmed as uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. The Company measures its ACL using the current expected credit loss (CECL) methodology in accordance with Accounting Standards Codification Topic 326, Financial Instruments - Credit Losses (Topic 326).

Management estimates the ACL using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. In determining the ACL, accruing loans with similar risk characteristics are generally evaluated collectively. To estimate expected losses the Company generally utilizes historical loss trends and the remaining contractual lives of the loan portfolios to determine estimated credit losses through a reasonable and supportable forecast period. Individual loan credit quality indicators, including historical credit losses, have been statistically correlated with various econometrics, including national unemployment rate and national gross domestic product. The Company moved from California state loss drivers to national loss drivers at the beginning of 2024. The reason for the change is a higher credit loss correlation between the national loss driver variables than the state loss driver variables. Model forecasts may be adjusted for inherent limitations or biases that have been identified through independent validation and back-testing of model performance to actual realized results. The Company utilized a reasonable and supportable forecast period of approximately four quarters and obtained the forecast data from Moody’s Analytics. The Company also considered the impact of portfolio concentrations, changes in underwriting practices, imprecision in its economic forecasts, and other risk factors that might influence its loss estimation process.

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

Unfunded commitments: The estimated credit losses associated with these unfunded lending commitments is calculated using the same models and methodologies noted above and incorporate utilization assumptions at time of default. The reserve for unfunded commitments is maintained on the Consolidated Balance Sheets in other liabilities.

Accrued interest receivable on loans is not included in the calculation of the allowance for credit losses. Accrued interest receivable on loans totaled $4,875 and $4,713 as of December 31, 2024 and December 31, 2023, respectively, and is included in interest receivable and other assets on the Consolidated Balance Sheets.

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

The Bank held no other real estate owned (“OREO”) as of December 31, 2024 and 2023.

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

The Company and the Bank maintain unfunded non-contributory defined benefit pension plans for a select group of highly compensated employees and directors, as well as a supplemental executive retirement plan.  Net periodic benefit cost is recognized over the approximate service period of plan participants and includes discount rate assumptions.  See Note 16 of Notes to Consolidated Financial Statements.

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

The Company recognizes an asset for the fair value of the rights to service loans for others when loans are sold on a servicing-retained basis.  The Company sold substantially all of its conforming long-term residential mortgage loans originated during the years ended December 31, 2024 and 2023, for cash proceeds equal to the fair value of the loans.

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

	2024	2023
Constant prepayment rate	6.76%	6.09%
Discount rate	10.00%	10.50%
Weighted average life (years)	7.55	7.99

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

Advertising costs were $460 and $474 for the years ended December 31, 2024 and 2023, respectively. Advertising costs are expensed as incurred.

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

On January 25, 2024, the Company announced that its Board of Directors had declared a 5% stock dividend which resulted in 739,924 shares, which was paid on March 25, 2024 to shareholders of record as of February 29, 2024. On January 23, 2025, the Company announced that its Board of Directors had declared a 5% stock dividend which will result in approximately 759,192 shares, which will be paid on March 25, 2025 to shareholders of record as of February 28, 2025.

Data for earnings per share and stock compensation plans for all periods presented have been adjusted to give retroactive effect to stock dividends and stock splits, including the 5% stock dividend declared on January 23, 2025.  December 31, 2024 figures included in the Consolidated Balance Sheets and Consolidated Statement of Stockholders’ Equity have been adjusted to reflect the estimated impact of the 2025 stock dividend.  Figures that have been adjusted include common stock shares issued and outstanding, common stock balance and retained earnings balance. The December 31, 2023 and 2022 balances included in the Consolidated Balance Sheets and Statement of Stockholders’ Equity have not been adjusted to retroactively reflect the stock dividends, but instead show the historical rollforward of stock dividends declared.

(r)	Segment Reporting

The Company is a holding company for a community bank, which offers a wide array of products and services to its customers. The Bank’s primary business is that of a traditional banking institution, gathering deposits and originating loans in its respective primary market areas. Pursuant to its banking strategy, emphasis is placed on building relationships with its customers, as opposed to building specific lines of business. As a result, the Company is not organized around discernible lines of business and prefers to work as an integrated unit to customize solutions for its customers, with business line emphasis and product offerings changing over time as needs and demands change. The Company’s operations are managed, and financial performance is evaluated by our chief operating decision maker on a Company-wide basis. The performance of the Company is reviewed monthly by the Company’s executive management and Board of Directors. As resource allocation and performance decisions are not made based on discrete financial information of individual lines of business, the Company considers its current business and operations as a single reportable operating segment. See Note 22 of Notes to Consolidated Financial Statements.

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

Goodwill and intangible assets acquired in a business combination and that are determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exist that indicate the necessity for such impairment tests to be performed. The Company has no goodwill arising from business combinations. The Company recognized a bargain purchase gain arising from business combinations in 2023. The Company recorded the fair values based on the valuations available as of reporting date. In accordance with business combination accounting guidance, the Company continued to evaluate these fair values for upto one year following the acquisition date. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Core deposit intangible assets arising from business combinations are amortized on an accelerated basis reflecting the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. The total estimated life of the core deposit intangible is approximately 10 years.

(t)	Impact of Recently Issued Accounting Standards

Accounting Standards Adopted in 2024

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope.  This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply ASU 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. An entity may elect to apply ASU 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020.  In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848.  This ASU extends the period of time preparers can utilize the reference rate reform relief guidance in Topic 848. ASU 2022-06 defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. Adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In August 2023, the FASB issued ASU 2023-05, Business Combinations—Joint Venture (JV) Formations: Recognition and Initial Measurement. The guidance requires newly formed JVs to apply a new basis of accounting to all of its contributed net assets, which results in the JV initially measuring its contributed net assets under ASC 805-20, Business Combinations. The new guidance would be applied prospectively and is effective for all newly formed joint venture entities with a formation date on or after January 1, 2025, with early adoption permitted. Adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. This ASU requires that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this ASU and all existing disclosures in Topic 280. The Company has determined that its current business and operations consist of a single business segment and a single reporting unit. The amendments in ASU 2023-07 are intended to improve segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Company applied this ASU retrospectively with no material impact on the Company’s consolidated financial statements, however, new disclosures have been added as applicable for a single reportable operating segment.

Recently Issued Accounting Pronouncements

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses.  This ASU requires public companies to disclose, in the notes to financial statements, specified information about certain costs and expenses at each interim and annual reporting period.  In January 2025, the FASB issued ASU 2025-01, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date.  ASU 2025-01 amends the effective date of ASU 2024-03 to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027.  Early adoption of ASU 2024-03 is permitted.  The Company is evaluating the accounting and disclosure requirements of this update and the impact of adopting the new guidance on the consolidated financial statements.

(2)	Investment Securities

The amortized cost, unrealized gains and losses, estimated fair values and related allowance for credit losses on investments in debt and other securities at December 31, 2024 are summarized as follows:

	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value	ACL
Investment securities available-for-sale:
U.S. Treasury securities	$107,188	$134	$(1,777)	$105,545	$—
Securities of U.S. government agencies and corporations	100,218	62	(4,596)	95,684	—
Obligations of states and political subdivisions	72,576	87	(5,072)	67,591	—
Collateralized mortgage obligations	113,641	5	(18,701)	94,945	—
Mortgage-backed securities	288,723	70	(18,705)	270,088	—

Total debt securities	$682,346	$358	$(48,851)	$633,853	$—

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

Gross realized gains from sales and calls of available-for-sale securities were $0 and $96 for the years ended December 31, 2024 and 2023, respectively. Gross realized losses from sales of available-for-sale securities were $234 and $208 for the years ended December 31, 2024 and 2023, respectively.

The amortized cost and estimated fair value of debt and other securities at December 31, 2024, by contractual maturity, are shown in the following table:

	Amortized cost	Estimated fair value

Maturity in years:
Due in one year or less	$62,647	$62,107
Due after one year through five years	131,918	127,071
Due after five years through ten years	40,745	38,370
Due after ten years	44,672	41,272
Subtotal	279,982	268,820
Mortgage-backed securities and Collateralized mortgage obligations	402,364	365,033
Total	$682,346	$633,853

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. In addition, factors such as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of December 31, 2024, follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
U.S. Treasury securities	$27,055	$(431)	$42,603	$(1,346)	$69,658	$(1,777)
Securities of U.S. government agencies and corporations	22,383	(471)	58,585	(4,125)	80,968	(4,596)
Obligations of states and political subdivisions	33,078	(1,083)	29,025	(3,989)	62,103	(5,072)
Collateralized mortgage obligations	28,937	(1,860)	62,320	(16,841)	91,257	(18,701)
Mortgage-backed securities	110,599	(2,715)	143,892	(15,990)	254,491	(18,705)

Total	$222,052	$(6,560)	$336,425	$(42,291)	$558,477	$(48,851)

One hundred fifty-five securities, all considered investment grade, which had a fair value of $222,052 and a total unrealized loss of $6,560, have been in an unrealized loss position for less than twelve months as of December 31, 2024. Three hundred seventy-five securities, all considered investment grade, which had a fair value of $336,425 and total unrealized loss of $42,291, have been in an unrealized loss position for more than twelve months as of December 31, 2024. The unrealized losses on the Company’s investment securities were caused by market conditions for these types of investments, particularly changes in risk-free interest rates. The decline in fair value is attributable to changes in interest rates and not credit quality, and the Company does not intend to sell the securities. The Company has concluded it is not more likely than not that the Company will be required to sell these securities prior to recovery of their anticipated cost basis. Therefore, as of December 31, 2024 and December 31, 2023, the Company had not recorded an allowance for credit losses on these securities and the unrecognized or unrealized losses on these securities have not been recognized into income.

The fair value of investment securities could decline in the future if the general economy deteriorates, inflation increases, credit ratings decline, the issuer’s financial condition deteriorates, or the liquidity for securities declines. As a result, a credit loss may occur in the future.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of December 31, 2023, follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
U.S. Treasury Securities	$—	$-	$77,203	$(3,015)	$77,203	$(3,015)
Securities of U.S. government agencies and corporation	3,424	(7)	97,057	(6,324)	100,481	(6,331)
Obligations of states and political subdivision	4,981	(31)	32,578	(3,550)	37,559	(3,581)
Collateralized mortgage obligations	6,597	(26)	80,995	(16,700)	87,592	(16,726)
Mortgage-backed securities	17,023	(124)	182,626	(18,913)	199,649	(19,037)

Total	$32,025	$(188)	$470,459	$(48,502)	$502,484	$(48,690)

Investment securities carried at $53,589 and $43,884 at December 31, 2024 and 2023, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

(3)	Loans and Allowance for Credit Losses

The composition of the Company’s loan portfolio, by loan class, as of December 31, is as follows:

	2024	2023
Commercial	$117,921	$106,897
Commercial Real Estate	723,650	721,729
Agriculture	92,564	105,838
Residential Mortgage	105,886	107,328
Residential Construction	6,858	12,323
Consumer	15,716	14,868

	1,062,595	1,068,983
Allowance for credit losses	(15,885)	(16,596)
Net deferred origination fees and costs	142	78

Loans, net	$1,046,852	$1,052,465

At December 31, 2024 and 2023, all loans were pledged under a blanket collateral lien to secure actual and potential borrowings from the Federal Home Loan Bank.

Allowance for Credit Losses
The following table summarizes the activity in the allowance for credit losses on loans which is recorded as a contra asset, and the reserve for unfunded commitments which is recorded on the Consolidated Balance Sheets within other liabilities as of December 31, 2024:

	Allowance for Credit Losses – Year ended December 31, 2024
($ in thousands)	Beginning balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance
Commercial	$2,041	$(956)	$60	$477	$1,622
Commercial Real Estate	10,864	—	—	(619)	10,245
Agriculture	997	—	—	558	1,555
Residential Mortgage	2,005	—	—	(226)	1,779
Residential Construction	334	—	—	99	433
Consumer	355	(28)	13	(89)	251
Allowance for credit losses on loans	16,596	(984)	73	200	15,885
Reserve for unfunded commitments	1,150	—	—	(450)	700
Total	$17,746	$(984)	$73	$(250)	$16,585

The following table summarizes the activity in the allowance for credit losses on loans which is recorded as a contra asset, and the reserve for unfunded commitments which is recorded on the Consolidated Balance Sheets within other liabilities as of December 31, 2023:

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

The Company utilizes two economic variables, forecasted unemployment and gross domestic product, as loss drivers for its allowance for credit losses. The Company moved from California state loss drivers to national loss drivers at the beginning of 2024. The reason for the change is a higher credit loss correlation between the national loss driver variables than the state loss driver variables. The levels of forecasted national unemployment and forecasted gross domestic product are forecasted to be relatively stable. A decrease in unfunded commitments was the primary driver for the reversal of provision expense of $250 recognized for the year ended December

31, 2024. Management believes that the allowance for credit losses at December 31, 2024 appropriately reflected expected credit losses in the loan portfolio at that date.

Collateral-Dependent Loans

In accordance with ASC 326, a loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. All loans individually analyzed were collateral-dependent loans as of December 31, 2024 and December 31, 2023. The following table presents the amortized cost basis of collateral-dependent loans by class, which are individually evaluated to determine expected credit losses as of December 31, 2024 and December 31, 2023:

December 31, 2024
($ in thousands)	Secured by 1-4 Family Residential Properties-1st lien	Secured by 1-4 Family Residential Properties- junior lien	Secured by 1-4 Family Residential Properties- revolving	Commercial	Construction and land development
Commercial	$—	$—	$—	$139	$—
Commercial Real Estate	—	—	—	—	—
Agriculture	—	—	—	—	—
Residential Mortgage	202	—	—	—	—
Residential Construction	—	—	—	—	—
Consumer	—	282	360	—	—
Total	$202	$282	$360	$139	$—

($ in thousands)	Secured by farmland	Agriculture production loans	Loans secured by owner- occupied, nonfarm nonresidential properties	Loans secured by other nonfarm nonresidential properties	Total
Commercial	$—	$—	$—	$—	$139
Commercial Real Estate	—	—	—	7,993	7,993
Agriculture	740	1,496	—	—	2,236
Residential Mortgage	—	—	—	—	202
Residential Construction	—	—	—	—	—
Consumer	—	—	—	—	642
Total	$740	$1,496	$—	$7,993	$11,212
December 31, 2023
($ in thousands)	Secured by 1-4 Family Residential Properties-1st lien	Secured by 1-4 Family Residential Properties- junior lien	Secured by 1-4 Family Residential Properties- revolving	Commercial	Construction and land development
Commercial	$—	$—	$—	$—	$—
Commercial Real Estate	—	—	—	—	—
Agriculture	—	—	—	—	—
Residential Mortgage	424	—	—	—	—
Residential Construction	—	—	—	—	—
Consumer	—	351	352	—	—
Total	$424	$351	$352	$—	$—

($ in thousands)	Secured by farmland	Agriculture production loans	Loans secured by owner- occupied, nonfarm nonresidential properties	Loans secured by other nonfarm nonresidential properties	Total
Commercial	$—	$—	$—	$—	$—
Commercial Real Estate	—	—	—	—	—
Agriculture	946	1,925	—	—	2,871
Residential Mortgage	—	—	—	—	424
Residential Construction	—	—	—	—	—
Consumer	—	—	—	—	703
Total	$946	$1,925	$—	$—	$3,998

Foreclosure Proceedings

The Company had no residential real estate property in the process of foreclosure at December 31, 2024 and December 31, 2023.

Non-accrual and Past Due Loans

The Company’s loans by delinquency and non-accrual status, as of December 31, 2024 and December 31, 2023, was as follows:

($ in thousands)	30-59 days Past Due & Accruing	60-89 days Past Due & Accruing	90 days or More Past Due & Accruing	Nonaccrual Loans	Total Past Due & Nonaccrual Loans	Current & Accruing Loans	Total Loans	Nonaccrual loans with No ACL
December 31, 2024
Commercial	$2,287	$—	$—	$139	$2,426	$115,495	$117,921	$139
Commercial Real Estate	—	—	—	7,993	7,993	715,657	723,650	7,993
Agriculture	1,354	500	—	2,236	4,090	88,474	92,564	2,236
Residential Mortgage	749	—	—	202	951	104,935	105,886	202
Residential Construction	—	—	—	—	—	6,858	6,858	—
Consumer	—	10	—	642	652	15,064	15,716	642
Total	$4,390	$510	$—	$11,212	$16,112	$1,046,483	$1,062,595	$11,212

December 31, 2023
Commercial	$91	$178	$—	$—	$269	$106,628	$106,897	$—
Commercial Real Estate	—	—	—	—	—	721,729	721,729	—
Agriculture	—	—	—	2,871	2,871	102,967	105,838	2,871
Residential Mortgage	976	—	916	424	2,316	105,012	107,328	424
Residential Construction	—	—	3,420	—	3,420	8,903	12,323	—
Consumer	194	—	—	703	897	13,971	14,868	703
Total	$1,261	$178	$4,336	$3,998	$9,773	$1,059,210	$1,068,983	$3,998

The Company recognized $450 and $1,626 of interest income on nonaccrual loans during the years ended December 31, 2024 and December 31, 2023, respectively.

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

The amortized cost basis of loans that were experiencing both financial difficulty and modification during the year ended December 31, 2024 were as follows:

($ in thousands)	Term Extension	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable

Commercial	$1,832	$45	1.59%
Commercial Real Estate	—	—	—
Agriculture	—	—	—
Residential Mortgage	—	—	—
Residential Construction	—	—	—
Consumer	—	—	—
Total	$1,832	$45	0.18%

The Company had no commitments to lend additional funds to borrowers whose loans were modified at December 31, 2024.

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

The following table presents the financial effect of the loan modifications to borrowers experiencing financial difficulty during the year ended December 31, 2024:

($ in thousands)	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in months)
Commercial	3.00%	$9
Commercial Real Estate	—	—
Agriculture	—	—
Residential Mortgage	—	—
Residential Construction	—	—
Consumer	—	—
Total	3.00%	$9

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

Loans that were modified within the previous twelve months were current on payments as of December 31, 2024. There were no loans modified within the previous twelve months and for which there was a payment default during the year ended December 31, 2024. There were two agricultural loans totaling $4,005 and a residential construction loan totaling $3,420 that were modified within the previous twelve months and for which there was a payment default during the year ended December 31, 2023. In 2023, the Company recorded charge-offs on two agricultural loans totaling $2,567 that were subsequently recovered later in the year at payoff. The residential construction loan was 90 days or more past due as of December 31, 2023 and was subsequently paid off in 2024.

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

The following tables present the loan portfolio by loan class, origination year, and internal risk rating as of December 31, 2024 and December 31, 2023. Generally, existing term loans that were re-underwritten are reflected in the table in the year of renewal. Lines of credit that have a conversion feature at the time of origination, such as construction to permanent loans, are presented by year of origination. Revolving loans converted to term loans totaled $3,121 and $881 as of December 31, 2024 and December 31, 2023, respectively.

(in thousands)
	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial
Pass	$36,065	$14,319	$11,885	$11,894	$3,442	$8,030	$27,272	$112,907
Special Mention	—	—	874	1,561	—	—	1,590	4,025
Substandard	227	—	—	32	471	—	259	989
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Commercial loans	$36,292	$14,319	$12,759	$13,487	$3,913	$8,030	$29,121	$117,921
Year-to-date Charge-offs	(47)	(508)	(224)	(5)	(163)	(9)	—	(956)
Year-to-date Recoveries	—	—	4	—	—	56	—	60
Year-to-date Net Charge-offs	(47)	(508)	(220)	(5)	(163)	47	—	(896)

Commercial Real Estate
Pass	$68,278	$113,937	$178,142	$160,484	$39,913	$121,862	$6,529	$689,145
Special Mention	2,909	—	—	7,156	—	5,737	—	15,802
Substandard	—	381	—	2,052	1,638	14,632	—	18,703
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Commercial Real Estate loans	$71,187	$114,318	$178,142	$169,692	$41,551	$142,231	$6,529	$723,650
Year-to-date Charge-offs	—	—	—	—	—	—	—	—
Year-to-date Recoveries	—	—	—	—	—	—	—	—
Year-to-date Net Charge-offs	—	—	—	—	—	—	—	—

Agriculture
Pass	$4,857	$6,562	$14,846	$17,245	$5,675	10,252	$20,420	$79,857
Special Mention	—	—	3,884	5,477	726	—	300	10,387
Substandard	—	—	—	740	—	—	1,580	2,320
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Agriculture loans	$4,857	$6,562	$18,730	$23,462	$6,401	$10,252	$22,300	$92,564
Year-to-date Charge-offs	—	—	—	—	—	—	—	—
Year-to-date Recoveries	—	—	—	—	—	—	—	—
Year-to-date Net Charge-offs	—	—	—	—	—	—	—	—

(in thousands)
	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Residential Mortgage
Pass	$4,873	$20,162	$22,408	$26,123	$13,233	$18,886	$—	$105,685
Special Mention	—	—	—	—	—	—	—	—
Substandard	79	—	—	34	—	88	—	201
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Residential Mortgage loans	$4,952	$20,162	$22,408	$26,157	$13,233	$18,974	$—	$105,886
Year-to-date Charge-offs	—	—	—	—	—	—	—	—
Year-to-date Recoveries	—	—	—	—	—	—	—	—
Year-to-date Net Charge-offs	—	—	—	—	—	—	—	—

Residential Construction
Pass	$1,525	$2,117	$1,998	$1,218	$—	$—	$—	$6,858
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Residential Construction loans	$1,525	$2,117	$1,998	$1,218	$—	$—	$—	$6,858
Year-to-date Charge-offs	—	—	—	—	—	—	—	—
Year-to-date Recoveries	—	—	—	—	—	—	—	—
Year-to-date Net Charge-offs	—	—	—	—	—	—	—	—

Consumer
Pass	$212	$145	$1,129	$109	$122	$286	$13,071	$15,074
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	642	642
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Consumer loans	$212	$145	$1,129	$109	$122	$286	$13,713	$15,716
Year-to-date Charge-offs	(28)	—	—	—	—	—	—	(28)
Year-to-date Recoveries	10	—	—	—	—	3	—	13
Year-to-date Net Charge-offs	(18)	—	—	—	—	3	—	(15)

Total Loans
Pass	$115,810	$157,242	$230,408	$217,073	$62,385	$159,316	$67,292	$1,009,526
Special Mention	2,909	—	4,758	14,194	726	5,737	1,890	30,214
Substandard	306	381	—	2,858	2,109	14,720	2,481	22,855
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Loans	$119,025	$157,623	$235,166	$234,125	$65,220	$179,773	$71,663	$1,062,595
Year-to-date Charge-offs	$(75)	$(508)	$(224)	$(5)	$(163)	$(9)	$—	$(984)
Year-to-date Recoveries	$10	$—	$4	$—	$—	$59	$—	$73
Year-to-date Net Charge-offs	$(65)	$(508)	$(220)	$(5)	$(163)	$50	$—	$(911)

(in thousands)
	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial
Pass	$19,776	$16,961	$15,833	$5,381	$7,420	$6,298	$26,183	$97,852
Special Mention	—	1,122	2,530	235	308	—	2,936	7,131
Substandard	—	32	1,152	542	—	—	188	1,914
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Commercial loans	$19,776	$18,115	$19,515	$6,158	$7,728	$6,298	$29,307	$106,897
Year-to-date Charge-offs	(47)	(196)	(36)	—	(87)	—	—	(366)
Year-to-date Recoveries	—	—	—	—	87	148	—	235
Year-to-date Net Charge-offs	(47)	(196)	(36)	—	—	148	—	(131)

Commercial Real Estate
Pass	$115,807	$173,918	$191,907	$50,150	$52,157	$107,909	$6,879	$698,727
Special Mention	—	—	7,448	—	2,869	1,273	—	11,590
Substandard	395	—	1,712	1,684	6,604	1,017	—	11,412
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Commercial Real Estate loans	$116,202	$173,918	$201,067	$51,834	$61,630	$110,199	$6,879	$721,729
Year-to-date Charge-offs	—	—	—	—	—	—	—	—
Year-to-date Recoveries	—	—	—	—	—	—	—	—
Year-to-date Net Charge-offs	—	—	—	—	—	—	—	—

Agriculture
Pass	$6,842	$16,985	$20,511	$8,792	$2,509	11,437	$29,893	$96,969
Special Mention	—	1,937	2,996	—	—	1,064	—	5,997
Substandard	—	—	946	—	1,926	—	—	2,872
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Agriculture loans	$6,842	$18,922	$24,453	$8,792	$4,435	$12,501	$29,893	$105,838
Year-to-date Charge-offs	(1,825)	—	—	—	—	—	(742)	(2,567)
Year-to-date Recoveries	1,825	—	—	—	—	—	742	2,567
Year-to-date Net Charge-offs	—	—	—	—	—	—	—	—

(in thousands)
	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2023
	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost Basis	Total
Residential Mortgage
Pass	$20,239	$24,906	$26,429	$14,500	$5,481	$15,349	$—	$106,904
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	39	—	—	385	—	424
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Residential Mortgage loans	$20,239	$24,906	$26,468	$14,500	$5,481	$15,734	$—	$107,328
Year-to-date Charge-offs	—	—	—	—	—	(3)	—	(3)
Year-to-date Recoveries	—	—	—	—	—	—	—	—
Year-to-date Net Charge-offs	—	—	—	—	—	(3)	—	(3)

Residential Construction
Pass	$3,714	$1,991	$3,198	$—	$—	$—	$—	$8,903
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	3,420	—	—	—	—	—	3,420
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Residential Construction loans	$3,714	$5,411	$3,198	$—	$—	$—	$—	$12,323
Year-to-date Charge-offs	—	—	—	—	—	—	—	—
Year-to-date Recoveries	—	—	—	—	—	—	—	—
Year-to-date Net Charge-offs	—	—	—	—	—	—	—	—

Consumer
Pass	$350	$758	$133	$149	$70	$273	$12,516	$14,249
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	619	619
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Consumer loans	$350	$758	$133	$149	$70	$273	$13,135	$14,868
Year-to-date Charge-offs	(13)	—	—	—	—	—	—	(13)
Year-to-date Recoveries	—	—	—	—	—	1	—	1
Year-to-date Net Charge-offs	(13)	—	—	—	—	1	—	(12)

Total Loans
Pass	$166,728	$235,519	$258,011	$78,972	$67,637	$141,266	$75,471	$1,023,604
Special Mention	—	3,059	12,974	235	3,177	2,337	2,936	24,718
Substandard	395	3,452	3,849	2,226	8,530	1,402	807	20,661
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Loans	$167,123	$242,030	$274,834	$81,433	$79,344	$145,005	$79,214	$1,068,983
Year-to-date Charge-offs	$(1,885)	$(196)	$(36)	$—	$(87)	$(3)	$(742)	$(2,949)
Year-to-date Recoveries	$1,825	$—	$—	$—	$87	$149	$742	$2,803
Year-to-date Net Charge-offs	$(60)	$(196)	$(36)	$—	$—	$146	$—	$(146)

(4)	Mortgage Operations

The Company recognizes a gain or loss and a related asset for the fair value of the rights to service loans for others when loans are sold and servicing is retained.  The Company sold a substantial portion of its portfolio of conforming long-term residential mortgage loans originated during the year ended December 31, 2024 on a servicing retained basis, for cash proceeds equal to the fair value of the loans. At December 31, 2024 and 2023, the Company serviced real estate mortgage loans for others totaling $174,464 and $184,288, respectively.

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

The following table summarizes the activity related to the Company’s mortgage servicing rights assets for the years ended December 31, 2024 and 2023. Mortgage servicing rights are included in Interest Receivable and Other Assets on the Consolidated Balance Sheets.

	December 31, 2023	Additions	Reductions	December 31, 2024
Mortgage servicing rights	$1,482	$38	$(208)	$1,312
Valuation allowance	—	—	—	—
Mortgage servicing rights, net of valuation allowance	$1,482	$38	$(208)	$1,312

	December 31, 2022	Additions	Reductions	December 31, 2023
Mortgage servicing rights	$1,650	$67	$(235)	$1,482
Valuation allowance	—	—	—	—
Mortgage servicing rights, net of valuation allowance	$1,650	$67	$(235)	$1,482

At December 31, 2024 and December 31, 2023, the estimated fair market value of the Company’s mortgage servicing rights asset was $1,910 and $2,094, respectively. The changes in fair value of mortgage servicing rights during 2024 and 2023 were primarily due to amortization and increase in estimated prepayment speeds.

The Company received contractually specified servicing fees of $450 and $473 for the years ended December 31, 2024 and 2023, respectively. Contractually specified servicing fees are included in Other Income on the Consolidated Statements of Income.

(5)	Premises and Equipment

Premises and equipment consisted of the following at December 31, of the indicated years:

	2024	2023
Land	$2,823	$2,823
Buildings	8,703	8,659
Furniture and equipment	15,279	14,980
Leasehold improvements	2,673	2,673

	29,478	29,135
Less accumulated depreciation and amortization	20,230	19,173

	$9,248	$9,962

Depreciation and amortization expense, included in occupancy and equipment expense, was $1,057 and $1,002 for the years ended December 31, 2024 and 2023, respectively.

(6)	Interest Receivable and Other Assets

Interest receivable and other assets consisted of the following at December 31, of the indicated years:

	2024	2023
Interest receivable	$7,660	$6,810
Mortgage servicing rights asset (see Note 4)	1,312	1,482
Officer’s life insurance	16,058	15,638
Deferred tax assets, net (see Note 17)	19,042	19,594
Operating lease right-of-use asset (see Note 8)	3,155	4,073
Prepaid and other	5,181	5,871

	$52,408	$53,468

(7)	Short-Term and Long-Term Borrowings

The Company had no secured borrowings and no Federal Funds purchased at December 31, 2024 and December 31, 2023.

Additional short-term borrowings available to the Company consist of a line of credit and advances with the Federal Home Loan Bank (“FHLB”) secured under terms of a blanket collateral agreement by a pledge of FHLB stock and all loans. At December 31, 2024, the Company had a current collateral borrowing capacity with the FHLB of $403,087 and, at such date, also had unsecured formal lines of credit totaling $130,000 with correspondent banks.

The Company had no long-term borrowings at December 31, 2024 and 2023.

(8)	Leases

The Company leases ten branch and administrative locations under operating leases expiring on various dates through 2031.  Leases with an initial term of 12 months or less are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term.  For lease agreements entered into or reassessed after the adoption of Topic 842, the Company combines lease and nonlease components. The Bank had no financing leases as of December 31, 2024.

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

The Company had right-of-use assets totaling $3,155 and $4,073 as of December 31, 2024 and December 31, 2023, respectively. Right-of-use assets are included in Interest receivable and other assets on the Consolidated Balance Sheets. The Company had lease liabilities totaling $3,645 and $4,585 as of December 31, 2024 and December 31, 2023, respectively. Lease liabilities are included in Interest payable and other liabilities on the Consolidated Balance Sheets. The Company recognized lease expenses totaling $1,228 and $1,217 for the years ended December 31, 2024 and December 31, 2023, respectively.  Lease expense is included in Occupancy and Equipment expense on the Consolidated Statements of Income.

The table below summarizes the payments of remaining lease liabilities at December 31:

(in thousands)	2024
2025	$1,052
2026	672
2027	611
2028	625
2029	566
2030 and thereafter	329
Total lease payments	3,855
Less: interest	(210)
Present value of lease liabilities	$3,645

The following table presents supplemental cash flow information related to leases for the year ended December 31:

(in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,098	$1,207
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$245

The following table presents the weighted average operating lease term and discount rate at December 31:

	2024	2023
Weighted-average remaining lease term - operating leases, in years	4.87	5.43
Weighted-average discount rate - operating leases	2.36%	2.42%

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

Financial instruments, whose contract amounts represent credit risk at December 31 of the indicated periods, were as follows:

	2024	2023
Undisbursed loan commitments	$140,092	$187,401
Standby letters of credit	922	1,251

	$141,014	$188,652

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank issues both financial and performance standby letters of credit. The financial standby letters of credit are primarily to guarantee payment to third parties. At December 31, 2024, there were no financial standby letters of credit outstanding. The performance standby letters of credit are typically issued to municipalities as specific performance bonds. At December 31, 2024, there was $922 issued in performance standby letters of credit and the Bank carried no liability. The Bank has experienced no draws on these letters of credit and does not expect to in the future; however, should a triggering event occur, the Bank either has collateral in excess of the letter of credit or imbedded agreements of recourse from the customer. The Bank has set aside a reserve for unfunded commitments in the amount of $700 and $1,150 at December 31, 2024 and 2023, respectively, which is recorded in “interest payable and other liabilities” on the Consolidated Balance Sheets.

Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans. As of December 31, 2024, the Company had no off-balance sheet derivatives requiring additional disclosure.

The Company may enter into interest rate lock commitments in connection with its mortgage banking activities to fund residential mortgage loans within specified times in the future. There were no interest rate lock commitments at December 31, 2024 and 2023. These commitments expose the Company to the risk that the price of the loan underlying the interest rate lock commitment might decline from the inception of the interest rate lock to the funding of the mortgage loan. To protect against this risk, the Company may enter into commitments to sell loans to economically hedge the risk of potential changes in the value of the loans that would result from the commitment. There were no commitments at December 31, 2024 and 2023. Mortgage loans sold to investors may be sold with servicing rights retained, for which the Company makes only standard legal representations and warranties as to meeting certain underwriting and collateral documentation standards. In 2023, the Company had to repurchase one loan totaling $420 due to deficiencies in underwriting or loan documentation. Management believes that any liabilities that may result from such recourse provisions are not significant.

(10)	Commitments and Contingencies

At December 31, 2024, the aggregate maturities for time deposits were as follows:

Year ending December 31:
2025	$141,580
2026	4,332
2027	2,242
2028	1,422
2029	394
Thereafter	—

$149,970

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

Banks, such as First Northern, became subject to the final rules on January 1, 2015. The final rules implement higher minimum capital requirements, include a new common equity Tier 1 capital requirement, and established criteria that instruments must meet in order to be considered common equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital. The final rules provided for increased minimum capital ratios as follows: (a) a common equity Tier 1 capital ratio of 4.5%; (b) a Tier 1 capital ratio of 6%; (c) a total capital ratio of 8%; and (d) a Tier 1 leverage ratio to average consolidated assets of 4%. Under these rules, in order to avoid certain limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements (equal to 2.5% of total risk-weighted assets). The capital conservation buffer is designed to absorb losses during periods of economic stress.

Pursuant to the EGRRCPA, the FRB adopted a final rule, effective August 31, 2018, amending the Small Bank Holding Company and Savings and Loan Holding Company Policy Statement (the “policy statement”) to increase the consolidated assets threshold to qualify to utilize the provisions of the policy statement from $1 billion to $3 billion. Bank holding companies, such as the Company, are subject to capital adequacy requirements of the FRB; however, bank holding companies which are subject to the policy statement are not subject to compliance with the regulatory capital requirements until they hold $3 billion or more in consolidated total assets. As a consequence, as of December 31, 2024, the Company was not required to comply with the FRB’s regulatory capital requirements until such time that its consolidated total assets equal $3 billion or more or if the FRB determines that the Company is no longer deemed to be a small bank holding company. However, if the Company had been subject to these regulatory capital requirements, it would have exceeded all regulatory requirements.

In August of 2020, the federal banking agencies adopted the final version of the community bank leverage ratio framework rule (the “CBLR”), implementing two interim final rules adopted in April of 2020.  The rule provides an optional, simplified measure of capital adequacy.  Under the optional CBLR framework, the CBLR was 8.5% through calendar year 2021 and is 9% thereafter.  The rule is applicable to all non-advanced approaches FDIC-supervised institutions with less than $10 billion in total consolidated assets.  Banks not electing the CBLR framework will continue to be subject to the generally applicable risk-based capital rule.  At the present time, while First Northern is a qualifying community banking organization, the Company and the Bank do not intend to elect to use the CBLR framework.

Management believes, as of December 31, 2024, that the Bank met all capital adequacy requirements to which it is subject. As of December 31, 2024, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well capitalized” the Bank must meet the minimum ratios as set forth below. As of the date hereof, there have been no conditions or events since that notification that management believes have changed the institution’s category.

The Bank had Tier I Leverage, Common Equity Tier 1, Tier I Risk-Based and Total Risk-Based capital above the “well capitalized” levels at December 31, 2024 and 2023, respectively, as set forth in the following table (calculated in accordance with the Basel III capital rules):

	The Bank
	2024		2023		Adequately Capitalized	Well Capitalized
	Capital	Ratio	Capital	Ratio	Ratio*	Ratio
Tier 1 Leverage Capital (to Average Assets)	$205,326	10.5%	$187,248	9.7%	4.0%	5.0%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	205,326	16.4%	187,248	14.8%	4.5%	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	205,326	16.4%	187,248	14.8%	6.0%	8.0%
Total Risk-Based Capital (to Risk-Weighted Assets)	220,977	17.7%	203,096	16.0%	8.0%	10.0%

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

Assets Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023.

December 31, 2024	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$105,545	$105,545	$—	$—
Securities of U.S. government agencies and corporations	95,684	—	95,684	—
Obligations of states and political subdivisions	67,591	—	67,591	—
Collateralized mortgage obligations	94,945	—	94,945	—
Mortgage-backed securities	270,088	—	270,088	—

Total investments at fair value	$633,853	$105,545	$528,308	$—

December 31, 2023	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$87,182	$87,182	$—	$—
Securities of U.S. government agencies and corporations	115,079	—	115,079	—
Obligations of states and political subdivisions	51,677	—	51,677	—
Collateralized mortgage obligations	90,947	—	90,947	—
Mortgage-backed securities	227,472	—	227,472	—

Total investments at fair value	$572,357	$87,182	$485,175	$—

Assets Recorded at Fair Value on a Non-recurring Basis

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of December 31, 2024.

	(in thousands)
December 31, 2024	Carrying Value	Level 1	Level 2	Level 3
Individually evaluated loans	$139	$—	$—	$139
Total assets at fair value	$139	$—	$—	$139

There were no assets measured at fair value on a non-recurring basis as of December 31, 2023.

There were no liabilities measured at fair value on a recurring or non-recurring basis at December 31, 2024 and 2023.

Key methods and assumptions used in measuring the fair value of collateral dependent loans as of December 31, 2024 were as follows:

	Method	Assumption Inputs

Individually evaluated loans	Collateral, market, income, enterprise, liquidation	External appraised values, management assumptions regarding market trends or other relevant factors, selling costs generally ranging from 6% to 10%

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

Disclosures about Fair Value of Financial Instruments

The following table summarizes fair value estimates for financial instruments for the years ended December 31, 2024 and 2023, excluding financial instruments recorded at fair value on a recurring basis (summarized in the first table in this note).

		2024		2023
	Level	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	1	$119,448	$119,448	$149,211	$149,211
Certificates of deposit	2	16,074	16,129	19,710	19,570
Stock in Federal Home Loan Bank and other equity securities, at cost	3	10,518	10,518	10,518	10,518
Loans receivable:
Net loans	3	1,046,852	974,746	1,052,465	958,077
Interest receivable	2	7,660	7,660	6,810	6,810
Mortgage servicing rights	3	1,312	1,910	1,482	2,094
Financial liabilities:
Time deposits	3	149,970	149,752	135,696	135,540
Interest payable	2	1,215	1,215	1,567	1,567

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

(13)	Outstanding Shares and Earnings Per Share

All income per share amounts have been adjusted to give retroactive effect to stock dividends and stock splits, including the 5% stock dividend declared on January 23, 2025, payable on March 25, 2025, to shareholders of record as of February 28, 2025.

Earnings Per Share

Basic and diluted earnings per share for the years ended December 31, were computed as follows:

	2024	2023
Basic earnings per share:
Net income	$20,034	$21,554

Weighted average common shares outstanding	15,896,475	15,932,056

Basic earnings per share	$1.26	$1.35

Diluted earnings per share:
Net income	$20,034	$21,554

Weighted average common shares outstanding	15,896,475	15,932,056

Effect of dilutive shares	212,565	150,815

Adjusted weighted average common shares outstanding	16,109,040	16,082,871

Diluted earnings per share	$1.24	$1.34

Options not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 247,729 shares and 494,769 shares for the years ended December 31, 2024 and 2023, respectively.  Restricted stock not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 2,037 shares and 37,372 shares for the years ended December 31, 2024 and 2023, respectively.

(14)	Stock Compensation Plans

The total number of shares authorized, number of shares outstanding, weighted average exercise prices, exercise prices and weighted average grant date fair value have been adjusted to give retroactive effect to stock dividends and stock splits, including the 5% stock dividend declared on January 23, 2025, payable on March 25, 2025 to shareholders of record as of February 28, 2025.

Under the Company’s 2016 Stock Incentive Plan (the “Plan”), the Company may grant option grants, stock appreciation rights, restricted stock, or stock units to an employee for an amount up to 50,000 total shares in any calendar year.  With respect to awards granted to non-employee directors under the Plan during the term of the Plan, the total number of shares of common stock which may be issued upon exercise or settlement of such awards is 100,000 shares and no outside director may receive option grants, stock appreciation rights, restricted stock or stock units for more than 3,000 shares total in any calendar year.  There are 1,593,465 shares authorized under the Plan.  The Plan will terminate on March 15, 2026.

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

Stock option activity under the Plan during the year ended December 31, 2024, was as follows:

	Stock Options
	Number of shares	Weighted average exercise price
Balance at December 31, 2023	674,918	$8.00
Granted	—	—
Exercised	(52,905)	6.59
Cancelled/Forfeited	(15,825)	9.26
Expired	(92,981)	8.66
Balance at December 31, 2024	513,207	$7.99

The following table presents information on stock options for the year ended December 31, 2024:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Options exercised	52,905	$6.59	$90	—

Stock options outstanding and expected to vest:	513,207	$7.99	$784	3.77

Stock options vested and currently exercisable:	488,339	$7.94	$768	3.60

There were no stock options granted by the Company during the year ended December 31, 2024 and December 31, 2023.

The intrinsic value of options exercised during the years ended December 31, was $90 in 2024 and $305 in 2023.  The fair value of awards vested during the years ended December 31 was $88 in 2024 and $123 in 2023.

As of December 31, 2024, there was $31 of total unrecognized compensation related to non-vested stock options.  This cost is expected to be recognized over a weighted average period of approximately 1.2 years.

For the years ended December 31, 2024 and 2023, there was $35 and $93, respectively, of recognized compensation related to stock options.

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

The following table presents information about non-vested restricted stock awards outstanding for the year ended December 31, 2024:

	Restricted Stock Awards
	Number of shares	Weighted average grant date fair value
Balance at December 31, 2023	287,981	$8.30
Granted	90,378	7.96
Vested	(84,068)	8.50
Cancelled/Forfeited	(21,530)	8.33

Balance at December 31, 2024	272,761	$8.12

The aggregate intrinsic value of restricted stock awards vested in calendar years 2024 and 2023, was $687 and $446, respectively.

The weighted average fair value per share of restricted stock awards granted during the years ended December 31, was $7.96 in 2024 and $7.72 in 2023.

As of December 31, 2024, there was $941 of total unrecognized compensation related to non-vested restricted stock awards.  This cost is expected to be recognized over a weighted average period of approximately 2.4 years.

For the years ended December 31, 2024 and 2023, there was $761 and $701, respectively, of recognized compensation related to restricted stock awards.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”).  Under the ESPP, the Company is authorized to issue to an eligible employee shares of common stock.  There are 395,699 shares authorized under the ESPP, which include authorized but unissued shares under the 2016 Amended ESPP.  The ESPP will expire on March 16, 2026.

The ESPP is implemented by participation periods of not more than twenty-seven months each.  The Board of Directors determines the commencement date and duration of each participation period.  An eligible employee is one who has been continually employed for at least ninety (90) days prior to commencement of a participation period.  Under the terms of the ESPP, employees can choose to have up to 10 percent of their compensation withheld to purchase the Company’s common stock each participation period.  The purchase price of the stock is 85% of the lower of the fair value on the last trading day before the Date of Participation or the fair value on the last trading day during the participation period.  Approximately 42% of eligible employees are participating in the ESPP in the current participation period, which began November 24, 2024 and will end November 23, 2025.

Under the ESPP, at the annual stock purchase date of November 23, 2024, there were $102 in contributions, and 15,878 shares were purchased at a price of $6.40.  For the years ended December 31, 2024 and 2023, there was $50 and $26, respectively, of recognized compensation related to ESPP issuances.  Compensation cost is reported in salaries and employee benefits expense in the Consolidated Statements of Income.

The total number of shares authorized, number of shares purchased and stock price have been adjusted to give retroactive effect to stock dividends and stock splits, including the 5% stock dividend declared on January 23, 2025, payable March 25, 2025, to shareholders of record as of February 28, 2025.

(15)	Profit Sharing Plan

The Bank maintains a profit sharing plan for the benefit of its employees. Employees who have completed 1,000 hours of service and are actively employed on the last day of the plan year are eligible. Under the terms of this plan, a portion of the Bank’s profits, as determined by the Board of Directors, will be set aside and maintained in a trust fund for the benefit of qualified employees. Contributions to the plan, included in salaries and employee benefits in the Consolidated Statements of Income, were $1,870 and $3,240 in 2024 and 2023, respectively. The profit sharing plan also has a 401(k) feature that allows employees to contribute to the profit sharing plan, even if they are not eligible for a contribution from the Bank. An employee is eligible to make contributions through the 401(k) feature on the 1st of the month following 90 days of employment.

(16)	Supplemental Compensation Plans

EXECUTIVE RETIREMENT PLAN

Pension Benefit Plans

The Company and the Bank maintain an unfunded non-contributory defined benefit pension plan (“Salary Continuation Plan”) and related split dollar plan for a select group of highly compensated employees.  The Salary Continuation Plan provides defined annual benefit levels between $50 and $100 depending on responsibilities at the Bank.  The retirement benefits are paid for 10 years following retirement at age 65.  Reduced retirement benefits are available after age 55 and 10 years of service. There are currently one active and four retired participants in the Salary Continuation Plan.

Eligibility to participate in the Salary Continuation Plan is limited to a select group of management or highly compensated employees of the Bank that are designated by the Board.

Additionally, the Company and the Bank adopted a supplemental executive retirement plan (“SERP”) in 2006.  The SERP is intended to integrate the various forms of retirement payments offered to executives.  There are currently two active and one retired participant in the SERP.

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

The following table sets forth the status of the Salary Continuation Plan and SERP as of December 31, 2024 and December 31, 2023:

	2024	2023
Change in benefit obligation
Benefit obligation at beginning of year	$4,979	$5,339
Service cost	138	158
Interest cost	258	263
Plan gain	(391)	(336)
Benefits paid	(484)	(445)
Benefit obligation at end of year	$4,500	$4,979

Change in plan assets
Employer contribution	$484	$445
Benefits paid	(484)	(445)
Fair value of plan assets at end of year	$—	$—

Reconciliation of funded status
Funded status	$(4,500)	$(4,979)
Unrecognized net plan loss	(322)	69
Unrecognized prior service cost	29	31
Net amount recognized	$(4,793)	$(4,879)

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability	$(4,500)	$(4,979)
Accumulated other comprehensive loss	(293)	100
Net amount recognized	$(4,793)	$(4,879)

The Company expects to recognize approximately $2 of the unrecognized net actuarial loss and prior service cost as a component of net periodic benefit cost in 2025.

	For the Year ended December 31,
	2024	2023
Components of net periodic benefit cost
Service cost	$138	$158
Interest cost	258	263
Amortization of prior service cost	2	2
Recognized actuarial loss	—	—
Net periodic benefit cost	398	423

Additional Information
Minimum benefit obligation at year end	$4,500	$4,979
Decrease in minimum liability included in other comprehensive loss	$(393)	$(338)

Assumptions used to determine benefit obligations at December 31	2024	2023
Discount rate used to determine net periodic benefit cost for years ended December 31	5.30%	5.00%

Discount rate used to determine benefit obligations at December 31	5.50%	5.30%

Future salary increases	5.30%	5.60%

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

Cash Flows

Contributions and Estimated Benefit Payments

For unfunded plans, contributions to the Salary Continuation Plan are the benefit payments made to participants. The Bank paid $484 in benefit payments during fiscal 2024. The following benefit payments, which reflect expected future service, are expected to be paid in future fiscal years:

Year ending December 31,	Pension Benefits
2025	$437
2026	352
2027	302
2028	302
2029	302
2030-2034	1,478

Disclosure of settlements and curtailments:

There were no events during fiscal 2024 that would constitute a curtailment or settlement.

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

The following table sets forth the status of the Directors’ Retirement Plan as of December 31, 2024 and December 31, 2023:

	2024	2023
Change in benefit obligation
Benefit obligation at beginning of year	$424	$560
Service cost	—	—
Interest cost	20	24
Plan gain	(2)	(100)
Benefits paid	(45)	(60)
Benefit obligation at end of year	$397	$424

Change in plan assets
Employer contribution	$45	$60
Benefits paid	(45)	(60)
Fair value of plan assets at end of year	$—	$—

Reconciliation of funded status
Funded status	$(397)	$(424)
Unrecognized net plan gain	(142)	(172)
Net amount recognized	$(539)	$(596)

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability	$(397)	$(424)
Accumulated other comprehensive gain	(142)	(172)
Net amount recognized	$(539)	$(596)

	For the Year Ended December 31,
	2024	2023
Components of net periodic benefit cost
Service cost	$—	$—
Interest cost	20	24
Recognized actuarial gain	(33)	(4)
Net periodic benefit cost	(13)	20

Additional Information
Minimum benefit obligation at year end	$397	$424
Decrease in minimum liability included in other comprehensive loss	$30	$(96)

Assumptions used to determine benefit obligations at December 31	2024	2023
Discount rate used to determine net periodic benefit cost for years ended December 31	5.00%	4.60%

Discount rate used to determine benefit obligations at December 31	5.10%	5.00%

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

Cash Flows

Contributions and Estimated Benefit Payments

For unfunded plans, contributions to the Directors’ Retirement Plan are the benefit payments made to participants. The Bank paid $45 in benefit payments during fiscal year 2024. The following benefit payments, which reflect expected future service, are expected to be paid in future fiscal years:

Year ending December 31,	Pension Benefits
2025	$50
2026	45
2027	31
2028	20
2029	39
2030-2039	360

Disclosure of settlements and curtailments:

There were no events during fiscal year 2024 that would constitute a curtailment or settlement.

EXECUTIVE ELECTIVE DEFERRED COMPENSATION PLAN — 2001 EXECUTIVE DEFERRAL PLAN

On July 19, 2001, the Bank approved a revised Executive Elective Deferred Compensation Plan (“2001 Executive Deferral Plan”) for certain officers to provide them the ability to make elective deferrals of compensation due to tax law limitations on benefit levels under qualified plans.  Deferred amounts earn interest at an annual rate determined by the Bank’s Board.  The 2001 Executive Deferral Plan is a non-qualified plan funded with bank owned life insurance policies taken on the lives of the participating officers.  During the year ended December 31, 2001, the Bank purchased insurance making a single-premium payment aggregating $1,125, which is reported in other assets on the Consolidated Balance Sheets.  The Bank is the beneficiary and owner of the policies.  The cash surrender value of the related insurance policies as of December 31, 2024 and 2023 totaled $2,966 and $2,892, respectively.  The net decrease in accrued liability for the 2001 Executive Deferral Plan totaled $60 and $58 for the years ended December 31, 2024 and 2023, respectively.  The net decrease was due to payments totaling $65 for each of the years ended December 31, 2024 and 2023, which was partially offset by interest accrued totaling $5 and $7 for the years ended December 31, 2024 and 2023, respectively.  Interest expense for the 2001 Executive Deferral Plan totaled $5 and $7 for the years ended December 31, 2024 and 2023, respectively.

DIRECTOR ELECTIVE DEFERRED FEE PLAN — 2001 DIRECTOR DEFERRAL PLAN

On July 19, 2001, the Bank approved a Director Elective Deferred Fee Plan (“2001 Director Deferral Plan”) for directors to provide them the ability to make elective deferrals of director’s fees.  Deferred amounts earn interest at an annual rate determined by the Bank’s Board.  The 2001 Director Deferral Plan is a non-qualified plan funded with bank owned life insurance policies taken on the lives of the participating directors.  The Bank is the beneficiary and owner of the policies.  The cash surrender value of the related insurance policies as of December 31, 2024 and 2023 totaled $167 and $162, respectively.  The net decrease in accrued liability for the 2001 Director Deferral Plan totaled $4 for each of the years ended December 31, 2024 and 2023.  The net decrease was due to payments totaling $4 and $5 for the years ended December 31, 2024 and 2023, respectively, which was partially offset by interest accrued totaling $0 and $1 for the years ended December 31, 2024 and 2023, respectively.  Interest expense for the 2001 Director Deferral Plan totaled $0 and $1 for the years ended December 31, 2024 and 2023, respectively.

(17)	Income Taxes

The provision for income tax expense consisted of the following for the years ended December 31:

	2024	2023
Current:
Federal	$4,525	$5,349
State	2,678	3,147

	7,203	8,496
Deferred:
Federal	324	(400)
State	279	(4)

	603	(404)

	$7,806	$8,092

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2024 and 2023, consisted of:

	2024	2023
Deferred tax assets:
Allowance for credit losses	$4,903	$5,246
Deferred compensation	45	64
Retirement compensation	1,575	1,617
Stock option compensation	467	453
Current state franchise taxes	578	657
Non-accrual interest	426	333
Lease liability	1,065	1,349
Investment securities unrealized loss	14,337	14,178
Other	394	281

Deferred tax assets	23,790	24,178

Deferred tax liabilities:
Fixed assets depreciation	761	970
FHLB dividends	184	184
Tax credit – loss on pass-through	824	489
Deferred loan costs	848	940
Mortgage servicing rights	388	383
Right of Use Asset	933	1,204
Postretirement benefits	129	21
Other	681	393

Total deferred tax liabilities	4,748	4,584

Net deferred tax assets (see Note 6)	$19,042	$19,594

Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets are deductible, management believed it is more-likely-than-not the Company will realize the benefits of these deductible differences.

At December 31, 2024, the Company had no state net operating loss carry forwards and no federal tax credit carry forwards.

A reconciliation of income taxes computed at the federal statutory rate and the provision for income taxes for the years ended December 31, is as follows:

	2024	2023
Federal statutory income tax rate	21.0%	21.0%

Increase (decrease) in tax rate due to:
State franchise tax, net of federal benefit	8.4%	8.4%
Reduction for tax exempt interest	(1.5)%	(1.2)%
Cash surrender value of life insurance	(0.3)%	(0.4)%
Other	0.4%	(0.5)%

Effective income tax rate	28.0%	27.3%

Accounting for Uncertainty in Income Taxes

The Company had no unrecognized tax benefits for the years ended December 31, 2024 and 2023.  The Company recognized no changes in unrecognized tax benefits during 2024 and 2023, due to the expiration of a statute of limitations.  The Company had no significant uncertain tax positions as of December 31, 2024 and December 31, 2023.  The Company does not currently anticipate any significant increase or decrease in unrecognized tax benefits during 2025.

The Company classifies interest and penalties as a component of the provision for income taxes.  At December 31, 2024, there were no unrecognized interest and penalties.  The tax years ended December 31, 2023, 2022, and 2021 remain subject to examination by the Internal Revenue Service.  The tax years ended December 31, 2023, 2022, 2021, and 2020 remain subject to examination by the California Franchise Tax Board.  The deductibility of these tax positions will be determined through examination by the appropriate tax authorities or the expiration of the tax statute of limitations.

(18)	Accumulated Other Comprehensive Income/(Loss)

The following table details activity in accumulated other comprehensive loss for the year ended December 31, 2024.

	Unrealized Losses on Securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated Other Comprehensive loss
Balance as of December 31, 2023	$(33,778)	$(70)	$121	$(33,727)
Current period other comprehensive income (loss), net of tax	(379)	277	(22)	(124)
Balance as of December 31, 2024	$(34,157)	$207	$99	$(33,851)

The following table details activity in accumulated other comprehensive income/(loss) for the year ended December 31, 2023.

	Unrealized Gains (Losses) on Securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance as of December 31, 2022	$(46,273)	$(308)	$53	$(46,528)
Current period other comprehensive income, net of tax	12,495	238	68	12,801
Balance as of December 31, 2023	$(33,778)	$(70)	$121	$(33,727)

(19)	Supplemental Consolidated Statements of Cash Flows Information

Supplemental disclosures to the Consolidated Statements of Cash Flows for the years ended December 31, are as follows:

	2024	2023
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$14,644	$6,110
Income taxes	7,670	8,500

Supplemental disclosure of non-cash investing and financing activities:
Stock dividend distributed	6,392	5,652
Fair value adjustment of securities available for sale, net of tax of $(157) and 5,240 for the years ended December 31, 2024 and 2023, respectively	(379)	12,495
Recognition of right-of-use assets obtained in exchange for operating lease liabilities	—	245
Market value of shares tendered in-lieu of cash to pay for exercise of options	348	361

Non-cash assets acquired (liabilities assumed) in acquisition:
Total assets acquired	—	12,612
Total liabilities assumed	—	(115,916)

(20)	Parent Company Financial Information

This information should be read in conjunction with the other notes to the consolidated financial statements. The following presents summary balance sheets and summary statements of income and cash flows information for the years ended December 31:

Balance Sheets	2024	2023
Assets
Cash	$1,097	$1,359
Investment in wholly-owned subsidiary	174,796	157,662
Interest receivable and other assets	439	224

Total assets	$176,332	$159,245
Liabilities and stockholders’ equity
Liabilities	—	—
Stockholders’ equity	176,332	159,245

Total liabilities and stockholders’ equity	$176,332	$159,245

Statements of Income	2024	2023
Dividends from subsidiary	$3,000	$—
Other operating expenses	(318)	(308)
Income tax benefit	94	91
Loss before undistributed earnings of subsidiary	2,776	(217)
Equity in undistributed earnings of subsidiary	17,258	21,771

Net income	$20,034	$21,554

Statements of Cash Flows	2024	2023
Net income	$20,034	$21,554
Adjustments to reconcile net income to net cash provided by operating activities
Stock-based compensation	846	820
Increase in interest receivable and other assets	(215)	(224)
Equity in undistributed earnings of subsidiary	(17,258)	(21,771)

Net cash provided by operating activities	3,407	379

Cash flows from financing activities:
Common stock issued	102	96
Stock repurchases	(3,764)	(143)
Cash dividends paid in lieu of fractional shares	(7)	(7)

Net cash provided by financing activities	(3,669)	(54)

Net change in cash	(262)	325

Cash at beginning of year	1,359	1,034

Cash at end of year	$1,097	$1,359

(21)	Related Party Transactions

The Bank, in the ordinary course of business, has loan and deposit transactions with directors and executive officers.  In management’s opinion, these transactions were on substantially the same terms as comparable transactions with other customers of the Bank.  The amount of such deposits totaled approximately $3,963 and $4,058 at December 31, 2024 and 2023, respectively.

The following is an analysis of the activity of loans to executive officers and directors for the years ended December 31:

	2024	2023
Outstanding balance, beginning of year	$2,422	$2,583
Credit granted	—	25
Repayments / Reductions	(865)	(186)

Outstanding balance, end of year	$1,557	$2,422

(22)	Segment Disclosures

The Company has one reportable segment: banking operations.  The Company is engaged in a single line of business, indicative of a traditional banking institution, gathering deposits and originating loans in its primary market areas.  Loans, interest bearing accounts, investment securities, deposits, and non-interest income provide the revenues of the banking operation.  Loan products offered to customers generate a majority of the Company’s interest and dividend income.  Deposit products offered to customers generate non-interest income such as fees and service charges.  Interest income on securities, net gains on sales of loans, and debit card income are other sources of revenue.  Interest expense, provisions for credit losses, salaries and employee benefits, occupancy and equipment, and data processing provide significant expenses in banking operations. The Company manages its operations, allocates resources and monitors and reports its financials as a single operating segment.  The Company's Chief Executive Officer is considered the Chief Operating Decision Maker.  The Chief Operating Decision Maker evaluates segment performance using consolidated net income.

Accounting policies for segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements.

	For the Year Ended December 31
	2024	2023
Interest and dividend income	$78,652	$74,123

Reconciliation of revenue:
Other revenues	6,019	7,845
Total consolidated revenue	84,671	81,968

Less:
Interest expense	14,292	7,584
Segment net interest income and noninterest income	70,379	74,384
Less:
(Reversal of) provision for credit losses	(250)	1,100
Salaries and employee benefits	23,850	25,914
Occupancy and equipment	4,736	4,329
Data processing	4,224	4,043
Other banking segment items	9,979	9,352
Provision for income taxes	7,806	8,092
Segment net income/consolidated net income	$20,034	$21,554

Reconciliation of assets:
Total assets for reportable segment	$1,891,722	$1,871,832
Other assets	—	—
Total consolidated assets	$1,891,722	$1,871,832

(23)	Business Combinations

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

In accordance with ASC 805, Business Combinations, the Company recorded a bargain purchase gain of $1,405 and $4,970 of core deposit intangibles on the acquisition date. The core deposit intangible will be amortized using the sum of the year’s digits method over the expected life of 10 years with no significant residual value. For tax purposes, acquisition accounting adjustments including the core deposit intangible are all non-taxable and/or non-deductible. Acquisition related costs of approximately $0 and $250 are included in the income statement for the years ended December 31, 2024 and 2023, respectively.

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

The Company assumed net liabilities, at fair value, of $102,020 at acquisition in exchange for cash consideration received of $103,425. Under accounting guidance, a bargain purchase gain results if the fair value of consideration received is more than the fair value of the liabilities assumed. Because the cash consideration received exceeded the fair value of liabilities assumed, the Company recorded a bargain purchase gain of $1,405 related to the branch acquisitions during the first quarter of 2023. The bargain purchase gain is separately reported as a component of non-interest income in our Consolidated Statements of Income for the year ended December 31, 2023.

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

ITEM 9B – OTHER INFORMATION

During the quarter ended December 31, 2024, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

ITEM 9C –  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information called for by this item with respect to director and executive officer information is incorporated by reference herein from the sections of the Company’s proxy statement for its 2025 Annual Meeting of Shareholders entitled “Executive Officers,” “Security Ownership of Certain Beneficial Owners and Management,” “Executive Compensation” “Report of Audit Committee,” and “Nomination and Election of Directors.”  Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act.  To the extent disclosure for delinquent reports is being made, it can be found in, and is incorporated herein by reference to, the section of the Company’s proxy statement for its 2025 Annual Meeting of Shareholders entitled “Delinquent Section 16(a) Reports”.

The information required by Item 10 regarding our insider trading policies is incorporated by reference from the section entitled “Securities Trading Guidelines” in the Company’s proxy statement for its 2025 Annual Meeting of Shareholders.  Refer to Exhibit 19.1 The Company's Insider Trading Policy and Exhibit 14.1 The Company's Code of Conduct to this Annual Report on Form 10-K.

The Company has adopted a Code of Conduct, which complies with the Code of Ethics requirements of the Securities and Exchange Commission.  A copy of the Code of Conduct is posted on the “Investor Relations” page of the Company’s website, or is available, without charge, upon the written request of any shareholder directed to Devon Camara-Soucy, Corporate Secretary, First Northern Community Bancorp, 195 North First Street, Dixon, California 95620.  The Company intends to satisfy the disclosure requirements under Item 5.05 of Form 8-K regarding amendment to, and waivers from any provision of, the Code of Conduct by posting such information on the “Investor Relations” page of its website, at www.thatsmybank.com.

The Company’s website address is www.thatsmybank.com.

ITEM 11 - EXECUTIVE COMPENSATION

The information called for by this item is incorporated by reference herein from the sections of the Company’s proxy statement for its 2025 Annual Meeting of Shareholders entitled “Nomination and Election of Directors,” “Transactions with Related Persons,” “Director Compensation,” and “Executive Compensation.”

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning ownership of the equity stock of the Company by certain beneficial owners and management is incorporated herein by reference from the sections of the Company’s proxy statement for the 2025 Annual Meeting of Shareholders entitled “Security Ownership of Certain Beneficial Owners and Management” and “Nomination and Election of Directors.”

Stock Purchase Equity Compensation Plan Information

The following table shows the Company’s equity compensation plans approved by security holders.  The table also indicates the number of securities to be issued upon exercise of outstanding options, weighted-average exercise price of outstanding options, non-vested restricted stock and the number of securities remaining available for future issuance under the Company’s equity compensation plans as of December 31, 2024.  All amounts have been adjusted to give retroactive effect to stock dividends and stock splits, including the 5% stock dividend declared on January 23, 2025, payable on March 25, 2025 to shareholders of record as of February 28, 2025.  The plans included in this table are the Company’s 2006 Stock Incentive Plan and 2016 Stock Incentive Plan.  See "Stock Compensation Plans" in Note 14 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities to be issued upon vesting of restricted stock	Weighted- average grant date fair value of restricted stock	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)

Equity compensation plans approved by security holders	513,207	$7.99	272,761	$8.12	518,499
Equity compensation plans not approved by security holders	—	—	—	—	—
Total	513,207	$7.99	272,761	$8.12	518,499

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by this item is incorporated herein by reference from the sections of the Company’s proxy statement for its 2025 Annual Meeting of Shareholders entitled “Director Independence” and “Transactions with Related Persons.”

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this item is incorporated herein by reference from the section of the Company’s proxy statement for its 2025 Annual Meeting of Shareholders entitled “Audit and Non-Audit Fees.”

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

10.26
Amended and Restated Executive Deferral Plan of First Northern Bank effective July 20, 2017 – incorporated herein by reference to Exhibit 10.26 of the Company’s Quarterly Report on Form 10-Q for the quarter-ended September 30, 2017*

10.28
Executive Retirement/Retention Participation Agreement for Jeremiah Z. Smith – incorporated herein by reference to Exhibit 10.28 of the Company’s Quarterly Report on Form 10-Q for the quarter-ended September 30, 2017*

10.29
Form of Supplemental Executive Retirement Plan Agreement between First Northern Bank of Dixon and Jeremiah Z. Smith – incorporated herein by reference to Exhibit 10.29 of the Company’s Quarterly Report on Form 10-Q for the quarter-ended March 31, 2018*

10.30
Form of Supplemental Executive Retirement Plan Agreement between First Northern Bank of Dixon and Kevin Spink, Executive Vice President and Chief Financial Officer.– incorporated herein by reference to Exhibit 10.30 of the Company’s Quarterly Report on Form 10-Q for the quarter-ended March 31, 2018*

10.32
Change of Control Agreement between First Northern Bank of Dixon and Jeffrey Adamski, Executive Vice President and Senior Loan Officer.– incorporated herein by reference to Exhibit 10.32 of the Company’s Quarterly Report on Form 10-Q for the quarter-ended March 31, 2018*

10.33
Executive Retirement/Retention Participation Agreement for Jeffrey Adamski, Executive Vice President and Senior Loan Officer.– incorporated herein by reference to Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q for the quarter-ended March 31, 2018*

10.35
Change of Control Agreement between First Northern Bank of Dixon and Denise Burris, Executive Vice President and Chief Information Officer - incorporated herein by reference to Exhibit 10.36 of the Company's Quarterly Report on Form 10-Q for the quarter-ended June 30, 2021*

10.36
Executive Retirement/Retention Participation Agreement for Denise Burris, Executive Vice President and Chief Information Officer - incorporated herein by reference to Exhibit 10.37 of the Company's Quarterly Report on Form 10-Q for the quarter-ended June 30, 2021*

10.37
Employment Agreement for Jeremiah Z. Smith, President and Chief Executive Officer, entered into between First Northern Bank of Dixon and Mr. Smith as of January 1, 2023 - incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K/A dated December 26, 2022*

10.38
First Amendment to Executive Retirement/Retention Participation Agreement for Jeremiah Z. Smith, President and Chief Executive Officer, effective January 1, 2023 - incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K/A dated December 26, 2022*

10.39
First Amendment to the Participation Agreement of the Supplemental Executive Retirement Plan for Jeremiah Z. Smith, President and Chief Executive Officer, effective January 1, 2023 - incorporated herein by reference to Exhibit 10.3 of the Company's Form 8-K/A dated December 26, 2022*

10.40
Employment Agreement for Kevin Spink, Executive Vice President and Chief Financial Officer, between First Northern Bank of Dixon and Mr. Spink dated as of February 27, 2024 - incorporated herein by reference to Exhibit 10.40 of the Company's Form 10K dated March 8, 2024*

10.41	Supplemental Executive Retirement Plan 2006 - incorporated herein by reference to Exhibit 10.41 of the Company's Form 10K dated March 8, 2024*

10.42	Supplemental Executive Retirement Plan First Amendment 2009 - incorporated herein by reference to Exhibit 10.42 of the Company's Form 10K dated March 8, 2024*

10.43	Supplemental Executive Retirement Plan Second Amendment 2022 - incorporated herein by reference to Exhibit 10.43 of the Company's Form 10K dated March 8, 2024*

10.44
Employment Agreement for Brett Hamilton, Executive Vice President and Chief Credit Officer, between First Northern Bank and Mr. Hamilton dated as of April 1, 2024 - incorporated herein by reference to Exhibit 10.44 of the Company's Form 10Q dated May 9, 2024*

14.1	The Company's Code of Conduct – provided herewith

19.1	The Company's Insider Trading Policy – included in Exhibit 14.1

21.1	Subsidiary of the Company – provided herewith

23.1	Consent of independent registered public accounting firm – provided herewith

31.1	Rule 13(a) – 14(a) / 15(d) –14(a) Certification of the Company’s Chief Executive Officer – provided herewith

31.2	Rule 13(a) – 14(a) / 15(d) –14(a) Certification of the Company’s Chief Financial Officer – provided herewith

32.1**	Section 1350 Certification of the Chief Executive Officer – provided herewith

32.2**	Section 1350 Certification of the Chief Financial Officer – provided herewith

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

ITEM 16 – FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 7, 2025.

FIRST NORTHERN COMMUNITY BANCORP

By:	/s/ Jeremiah Z. Smith

Jeremiah Z. Smith
President/Chief Executive Officer/Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeremiah Z. Smith	President/Chief Executive Officer/Director	March 7, 2025
Jeremiah Z. Smith	(Principal Executive Officer)

/s/ Kevin Spink	Executive Vice President/Chief Financial Officer	March 7, 2025
Kevin Spink	(Principal Financial Officer and Principal Accounting Officer)

/s/ PATRICK R. BRADY	Director and Chairman of the Board	March 7, 2025
Patrick R. Brady

/s/ JOHN M. CARBAHAL	Director and Vice Chairman of the Board	March 7, 2025
John M. Carbahal

/s/ GREGORY DUPRATT	Director	March 7, 2025
Gregory DuPratt

/s/ BARBARA HAYES	Director	March 7, 2025
Barbara Hayes

/s/ RICHARD M. MARTINEZ	Director	March 7, 2025
Richard M. Martinez

/s/ FOY S. MCNAUGHTON	Director	March 7, 2025
Foy S. McNaughton

/s/ SEAN P. QUINN	Director	March 7, 2025
Sean P. Quinn

/s/ MARK C. SCHULZE	Director	March 7, 2025
Mark C. Schulze

/s/ LOUISE A. WALKER	Director	March 7, 2025
Louise A. Walker