Form 10-Q
period 2025-03-31
FIRST NORTHERN COMMUNITY BANCORP
filed 2025-05-09
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025

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

The number of shares of Common Stock outstanding as of May 5, 2025 was 15,897,929.

FIRST NORTHERN COMMUNITY BANCORP

Index
PART I – FINANCIAL INFORMATION

FIRST NORTHERN COMMUNITY BANCORP

ITEM I.    – FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)	March 31, 2025	December 31, 2024

Assets

Cash and cash equivalents	$111,717	$119,448
Certificates of deposit	15,581	16,074
Investment securities – available-for-sale, at estimated fair value, net of allowance for credit losses of $0; amortized cost of $673,046 at March 31, 2025 and $682,346 at December 31, 2024	637,168	633,853
Loans, net of allowance for credit losses of $16,535 at March 31, 2025 and $15,885 at December 31, 2024	1,040,795	1,046,852
Loans held-for-sale	415	—
Stock in Federal Home Loan Bank and other equity securities, at cost	10,518	10,518
Premises and equipment, net	7,853	9,248
Other real estate owned	1,241	—
Core deposit intangible, net	3,132	3,321
Interest receivable and other assets	47,280	52,408

Total Assets	$1,875,700	$1,891,722

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Demand deposits	$695,131	$715,424
Interest-bearing transaction deposits	383,408	376,250
Savings and MMDA’s	459,292	458,445
Time, $250,000 or less	94,958	108,598
Time, over $250,000	42,018	41,372
Total deposits	1,674,807	1,700,089

Interest payable and other liabilities	13,088	15,301

Total Liabilities	1,687,895	1,715,390

Commitments and contingencies (Note 7)

Stockholders’ Equity:
Common stock, no par value; 32,000,000 shares authorized; 15,897,929 shares issued and outstanding at March 31, 2025 and 15,943,051 shares issued and outstanding at December 31, 2024	127,178	127,902
Additional paid-in capital	977	977
Retained earnings	84,615	81,304
Accumulated other comprehensive loss, net	(24,965)	(33,851)
Total Stockholders’ Equity	187,805	176,332

Total Liabilities and Stockholders’ Equity	$1,875,700	$1,891,722

See notes to unaudited condensed consolidated financial statements.

Index
FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)	Three months ended March 31, 2025	Three months ended March 31, 2024
Interest and dividend income:
Loans	$13,602	$13,475
Due from banks interest bearing accounts	888	1,715
Investment securities:
Taxable	4,348	2,845
Non-taxable	393	252
Other earning assets	272	256
Total interest and dividend income	19,503	18,543
Interest expense:
Deposits	3,560	3,181
Total interest expense	3,560	3,181
Net interest income	15,943	15,362
Provision for (reversal of) credit losses	850	(300)
Net interest income after provision for (reversal of) credit losses	15,093	15,662
Non-interest income:
Service charges on deposit accounts	422	428
Gains on sales of loans held-for-sale	14	—
Investment and brokerage services income	151	139
Mortgage brokerage income	—	9
Loan servicing income	76	67
Debit card income	653	659
Losses on sales/calls of available-for-sale securities	(53)	(42)
Other income	190	247
Total non-interest income	1,453	1,507
Non-interest expenses:
Salaries and employee benefits	6,374	6,671
Occupancy and equipment	1,139	1,127
Data processing	1,096	1,020
Stationery and supplies	83	60
Advertising	133	108
Directors’ fees	47	69
Amortization of core deposit intangible	189	210
Other expense	2,529	1,962
Total non-interest expenses	11,590	11,227
Income before provision for income taxes	4,956	5,942
Provision for income taxes	1,285	1,666

Net income	$3,671	$4,276

Basic earnings per common share	$0.23	$0.27
Diluted earnings per common share	$0.23	$0.26

See notes to unaudited condensed consolidated financial statements.

Index
FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)	Three months ended March 31, 2025	Three months ended March 31, 2024
Net income	$3,671	$4,276
Other comprehensive income (losses), net of tax:
Unrealized holding gains (losses) on securities:
Unrealized holding gains (losses) arising during the period, net of tax effect of $3,713 and $(625) for the three-month periods ended March 31, 2025 and March 31, 2024, respectively	8,849	(1,491)
Less: reclassification adjustment due to losses realized on sales of securities, net of tax effect of $16 and $12 for the three-month periods ended March 31, 2025 and March 31, 2024, respectively	37	30
Total other comprehensive income (loss), net of tax	$8,886	$(1,461)
Comprehensive income	$12,557	$2,815

See notes to unaudited condensed consolidated financial statements.

Index
FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

(in thousands, except share data)	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Earnings	Income (Loss)	Total

Balance at December 31, 2023	15,482,332	$123,235	$977	$68,760	$(33,727)	$159,245
Net income				4,276		4,276
Other comprehensive loss, net of tax					(1,461)	(1,461)
Stock dividend adjustment	2,671	325		(325)		—
Cash in lieu of fractional shares	(148)			(7)		(7)
Stock-based compensation		296				296
Common shares issued related to restricted stock grants, net of restricted stock reversals	57,489	—				—
Stock options exercised, net of swapped shares	8,387	—				—
Balance at March 31, 2024	15,550,731	$123,856	$977	$72,704	$(35,188)	$162,349

Balance at December 31, 2024	15,943,051	$127,902	$977	$81,304	$(33,851)	$176,332
Net income				3,671		3,671
Other comprehensive income, net of tax					8,886	8,886
Stock dividend adjustment	(616)	352		(352)		—
Cash in lieu of fractional shares	(129)			(8)		(8)
Stock-based compensation		198				198
Common shares issued related to restricted stock grants	64,807	—				—
Stock options exercised, net of swapped shares	17,936	—				—
Stock repurchase and retirement	(127,120)	(1,274)				(1,274)
Balance at March 31, 2025	15,897,929	$127,178	$977	$84,615	$(24,965)	$187,805

See notes to unaudited condensed consolidated financial statements.

Index
FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)	Three months ended March 31, 2025	Three months ended March 31, 2024
Cash Flows From Operating Activities:
Net income	$3,671	$4,276
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	250	268
Accretion and amortization of investment securities premiums and discounts, net	(336)	291
Decrease in deferred loan origination fees and costs, net	(226)	(123)
Amortization of core deposit intangible	189	210
Provision for (reversal of) credit losses	850	(300)
Stock-based compensation	198	296
Losses on sales/calls of available-for-sale securities	53	42
Amortization of operating lease right-of-use asset	218	273
Gain on sales of loans held-for-sale	(14)	—
Proceeds from sales of loans held-for-sale	1,083	670
Originations of loans held-for-sale	(1,484)	(670)
Changes in assets and liabilities:
Decrease in interest receivable and other assets	1,181	1,658
Net decrease in interest payable and other liabilities	(2,213)	(4,240)
Net cash provided by operating activities	3,420	2,651

Cash Flows From Investing Activities:
Proceeds from calls or maturities of available-for-sale securities	11,000	16,240
Proceeds from sales of available-for-sale securities	3,367	971
Principal repayments on available-for-sale securities	20,615	16,810
Purchase of available-for-sale securities	(25,399)	(22,512)
Proceeds from maturities of certificates of deposit	493	2,465
Purchase of certificates of deposit	—	(940)
Net decrease in loans	5,433	5,592
Purchases of premises and equipment	(96)	—
Net cash provided by investing activities	15,413	18,626

Cash Flows From Financing Activities:
Net (decrease) increase in deposits	(25,282)	16,428
Cash dividends paid in lieu of fractional shares	(8)	(7)
Repurchases and retirements of common stock	(1,274)	—
Net cash (used in) provided by financing activities	(26,564)	16,421

Net (decrease) increase in Cash and Cash Equivalents	(7,731)	37,698
Cash and Cash Equivalents, beginning of period	119,448	149,211
Cash and Cash Equivalents, end of period	$111,717	$186,909

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$4,163	$2,978
Income taxes	—	4,270
Supplemental disclosures of non-cash investing and financing activities:
Stock dividend distributed	7,510	6,392
Unrealized holding gains (losses) on available-for-sale securities, net of taxes	8,886	(1,461)
Market value of shares tendered in-lieu of cash to pay for exercise of options	184	93
Transfer of premises and equipment to other real estate owned	1,241	—

See notes to unaudited condensed consolidated financial statements.

Index
FIRST NORTHERN COMMUNITY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of First Northern Community Bancorp (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with the instructions to Form 10-Q and Articles 9 and 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the Securities and Exchange Commission. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenue and expense during the reporting period.  Actual results could differ from those estimates.  All material intercompany balances and transactions have been eliminated in consolidation.

2.	ACCOUNTING POLICIES

The most significant accounting policies followed by the Company are presented in Note 1 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”). These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

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

The amortized cost, unrealized gains and losses, estimated fair values, and allowance for credit losses (ACL) of investments in debt and other securities at March 31, 2025 are summarized as follows:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value	ACL
Investment securities available-for-sale:
U.S. Treasury securities	$98,041	$294	$(1,066)	$97,269	$—
Securities of U.S. government agencies and corporations	102,010	322	(3,441)	98,891	—
Obligations of states and political subdivisions	72,032	102	(5,435)	66,699	—
Collateralized mortgage obligations	111,618	104	(13,855)	97,867	—
Mortgage-backed securities	289,345	544	(13,447)	276,442	—

Total investment securities available-for-sale	$673,046	$1,366	$(37,244)	$637,168	$—

The amortized cost, unrealized gains and losses and estimated fair values of investments in debt and other securities at December 31, 2024 are summarized as follows:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value	ACL
Investment securities available-for-sale:
U.S. Treasury securities	$107,188	$134	$(1,777)	$105,545	$—
Securities of U.S. government agencies and corporations	100,218	62	(4,596)	95,684	—
Obligations of states and political subdivisions	72,576	87	(5,072)	67,591	—
Collateralized mortgage obligations	113,641	5	(18,701)	94,945	—
Mortgage-backed securities	288,723	70	(18,705)	270,088	—

Total investment securities available-for-sale	$682,346	$358	$(48,851)	$633,853	$—

The Company had $3,367,000 and $971,000 proceeds from sales of available-for-sale securities for the three months ended March 31, 2025 and March 31, 2024, respectively. There were no gross realized gains on sales/calls of available-for-sale securities for the three months ended March 31, 2025 and March 31, 2024. Gross realized losses on sales of available-for-sale securities were $53,000 and $42,000 for the three months ended March 31, 2025 and March 31, 2024, respectively.

The amortized cost and estimated fair value of debt and other securities at March 31, 2025, by contractual maturity, are shown in the following table:

(in thousands)	Amortized cost	Estimated fair value

Maturity in years:
Due in one year or less	$63,281	$62,863
Due after one year through five years	126,384	123,132
Due after five years through ten years	39,753	38,120
Due after ten years	42,665	38,744
Subtotal	272,083	262,859
Mortgage-backed securities and collateralized mortgage obligations	400,963	374,309
Total	$673,046	$637,168

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  In addition, factors such as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities.

An analysis of gross unrealized losses of the investment securities available-for-sale portfolio as of March 31, 2025, follows:

Index

	Less than 12 months		12 months or more		Total
(in thousands)	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

U.S. Treasury securities	$17,732	$(135)	$33,185	$(931)	$50,917	$(1,066)
Securities of U.S. government agencies and corporations	10,166	(167)	59,413	(3,274)	69,579	(3,441)
Obligations of states and political subdivisions	27,368	(1,156)	32,664	(4,279)	60,032	(5,435)
Collateralized mortgage obligations	15,185	(1,062)	63,434	(12,793)	78,619	(13,855)
Mortgage-backed securities	63,038	(924)	137,579	(12,523)	200,617	(13,447)
Total	$133,489	$(3,444)	$326,275	$(33,800)	$459,764	$(37,244)

Ninety-six securities, all considered investment grade, which had an aggregate fair value of $133,489,000 and a total unrealized loss of $3,444,000, have been in an unrealized loss position for less than twelve months as of March 31, 2025.  Three hundred and seventy-eight securities, all considered investment grade, which had an aggregate fair value of $326,275,000 and a total unrealized loss of $33,800,000, have been in an unrealized loss position for more than twelve months as of March 31, 2025.  The unrealized losses on the Company’s investment securities were caused by market conditions for these types of investments, particularly changes in risk-free interest rates.  The decline in fair value is attributable to changes in interest rates and not credit quality, and the Company does not intend to sell the securities.  The Company has concluded it is not more likely than not that the Company will be required to sell these securities prior to recovery of their anticipated cost basis. Therefore, as of March 31, 2025 and December 31, 2024, the Company had not recorded an allowance for credit losses on these securities and the unrecognized or unrealized losses on these securities have not been recognized into income.

The fair value of investment securities could decline in the future if the general economy deteriorates, inflation increases, credit ratings decline, the issuer’s financial condition deteriorates, or the liquidity for securities declines. As a result, an allowance for credit loss on the investment securities may occur in the future.

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

Investment securities carried at $55,022,000 and $53,589,000 at March 31, 2025 and December 31, 2024, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

Index
4.	LOANS AND ALLOWANCE FOR CREDIT LOSSES

The composition of the Company’s loan portfolio, by loan class, as of March 31, 2025 and December 31, 2024, was as follows:

(in thousands)	March 31, 2025	December 31, 2024

Commercial	$134,139	$117,921
Commercial Real Estate	707,479	723,650
Agriculture	85,541	92,564
Residential Mortgage	107,699	105,886
Residential Construction	6,684	6,858
Consumer	15,420	15,716
	1,056,962	1,062,595
Allowance for credit losses	(16,535)	(15,885)
Net deferred origination fees and costs	368	142
Loans, net	$1,040,795	$1,046,852

At March 31, 2025 and December 31, 2024, all loans were pledged under a blanket collateral lien to secure actual and potential borrowings from the Federal Home Loan Bank (“FHLB”).

Allowance for Credit Losses (ACL)

The following tables summarize the activity in the allowance for credit losses on loans which is recorded as a contra asset, and the reserve for unfunded commitments which is recorded on the condensed consolidated balance sheet within other liabilities as of March 31, 2025 and March 31, 2024.

	Allowance for Credit Losses - Three months ended March 31, 2025
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance
Commercial	$1,622	$(10)	$65	$387	$2,064
Commercial Real Estate	10,245	—	—	(1,374)	8,871
Agriculture	1,555	—	—	2,377	3,932
Residential Mortgage	1,779	—	—	(799)	980
Residential Construction	433	—	—	(26)	407
Consumer	251	(6)	1	35	281
Allowance for credit losses on loans	15,885	(16)	66	600	16,535
Reserve for unfunded commitments	700	—	—	250	950
Total	$16,585	$(16)	$66	$850	$17,485

	Allowance for Credit Losses – Three months ended March 31, 2024
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance
Commercial	$2,041	$(130)	$41	$(405)	$1,547
Commercial Real Estate	10,864	—	—	(368)	10,496
Agriculture	997	—	—	644	1,641
Residential Mortgage	2,005	—	—	(104)	1,901
Residential Construction	334	—	—	27	361
Consumer	355	(13)	2	(44)	300
Allowance for credit losses on loans	16,596	(143)	43	(250)	16,246
Reserve for unfunded commitments	1,150	—	—	(50)	1,100
Total	$17,746	$(143)	$43	$(300)	$17,346

The Company utilizes three economic variables, forecasted unemployment, gross domestic product and single-family home prices, as loss drivers for its allowance for credit losses. During the quarter ended March 31, 2025, the levels of forecasted national unemployment remained relatively stable. The GDP forecast called for a generally slowing trend, but still positive economic growth. Forecasted median single-family home prices called for lower home price growth, slowing close to zero. During the quarter ended March 31, 2025, there was an increase in nonaccrual loans requiring specific reserves. This was partially offset by a decrease in total reserve required due to a decrease in calculated loss rates as of March 31, 2025. As a result, the Company recorded provision for credit losses of $850,000 for the three months ended March 31, 2025. Management believes the allowance for credit losses at March 31, 2025 appropriately reflected expected credit losses in the loan portfolio at that date.

Index
Collateral-Dependent Loans

In accordance with ASC 326, a loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. All loans individually analyzed were collateral-dependent loans as of March 31, 2025 and December 31, 2024.  The following table presents the amortized cost basis of collateral-dependent loans by class, which are individually evaluated to determine expected credit losses as of March 31, 2025 and December 31, 2024:

March 31, 2025
(in thousands)	Secured by 1-4 Family Residential Properties- 1st lien	Secured by 1-4 Family Residential Properties- junior lien	Secured by 1-4 Family Residential Properties- revolving	Commercial	Construction and land development
Commercial	$—	$—	$—	$139	$—
Commercial Real Estate	—	—	—	—	—
Agriculture	—	—	—	—	—
Residential Mortgage	196	—	—	—	—
Residential Construction	—	—	—	—	—
Consumer	—	271	354	—	—
Total	$196	$271	$354	$139	$—

(in thousands)	Secured by farmland	Agriculture production loans	Loans secured by owner- occupied, nonfarm nonresidential properties	Loans secured by other nonfarm nonresidential properties	Total
Commercial	$—	$—	$—	$—	$139
Commercial Real Estate	—	—	—	5,282	5,282
Agriculture	709	6,894	—	—	7,603
Residential Mortgage	—	—	—	—	196
Residential Construction	—	—	—	—	—
Consumer	—	—	—	—	625
Total	$709	$6,894	$—	$5,282	$13,845

December 31, 2024
(in thousands)	Secured by 1-4 Family Residential Properties- 1st lien	Secured by 1-4 Family Residential Properties- junior lien	Secured by 1-4 Family Residential Properties- revolving	Commercial	Construction and land development
Commercial	$—	$—	$—	$139	$—
Commercial Real Estate	—	—	—	—	—
Agriculture	—	—	—	—	—
Residential Mortgage	202	—	—	—	—
Residential Construction	—	—	—	—	—
Consumer	—	282	360	—	—
Total	$202	$282	$360	$139	$—

(in thousands)	Secured by farmland	Agriculture production loans	Loans secured by owner- occupied, nonfarm nonresidential properties	Loans secured by other nonfarm nonresidential properties	Total
Commercial	$—	$—	$—	$—	$139
Commercial Real Estate	—	—	—	7,993	7,993
Agriculture	740	1,496	—	—	2,236
Residential Mortgage	—	—	—	—	202
Residential Construction	—	—	—	—	—
Consumer	—	—	—	—	642
Total	$740	$1,496	$—	$7,993	$11,212

Foreclosure Proceedings

The Company had no residential real estate property in the process of foreclosure at March 31, 2025 and December 31, 2024.

Index
Non-accrual and Past Due Loans

The Company’s loans by delinquency and non-accrual status, as of March 31, 2025 and December 31, 2024, was as follows:

(in thousands)	30-59 days Past Due & Accruing	60-89 days Past Due & Accruing	90 days or More Past Due & Accruing	Nonaccrual Loans	Total Past Due & Nonaccrual Loans	Current & Accruing Loans	Total Loans	Nonaccrual loans with No ACL
March 31, 2025
Commercial	$354	$—	$73	$139	$566	$133,573	$134,139	$139
Commercial Real Estate	769	—	—	5,282	6,051	701,428	707,479	5,282
Agriculture	84	—	—	7,603	7,687	77,854	85,541	2,607
Residential Mortgage	1,209	—	—	196	1,405	106,294	107,699	196
Residential Construction	—	—	—	—	—	6,684	6,684	—
Consumer	150	99	—	625	874	14,546	15,420	625
Total	$2,566	$99	$73	$13,845	$16,583	$1,040,379	$1,056,962	$8,849

(in thousands)
December 31, 2024
Commercial	$2,287	$—	$—	$139	$2,426	$115,495	$117,921	$139
Commercial Real Estate	—	—	—	7,993	7,993	715,657	723,650	7,993
Agriculture	1,354	500	—	2,236	4,090	88,474	92,564	2,236
Residential Mortgage	749	—	—	202	951	104,935	105,886	202
Residential Construction	—	—	—	—	—	6,858	6,858	—
Consumer	—	10	—	642	652	15,064	15,716	642
Total	$4,390	$510	$—	$11,212	$16,112	$1,046,483	$1,062,595	$11,212

The Company recognized $0 and $5,000 of interest income on nonaccrual loans during the three months ended March 31, 2025 and March 31, 2024, respectively.

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

The following tables present the amortized cost basis of loans that were both experiencing financial difficulty and modified during the periods ended March 31, 2025 and March 31, 2024 by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

(in thousands)	Term Extension	Combination Term Extension and Payment Delay	Total Class of Financing Receivable
March 31, 2025
Commercial	$73	$91	0.12%
Commercial Real Estate	—	—	—
Agriculture	—	—	—
Residential Mortgage	—	—	—
Residential Construction	—	—	—
Consumer	—	—	—
Total	$73	$91	0.02%

(in thousands)	Term Extension	Combination Term Extension and Payment Delay	Total Class of Financing Receivable
March 31, 2024
Commercial	$2,718	$—	2.50%
Commercial Real Estate	—	—	—
Agriculture	—	—	—
Residential Mortgage	—	—	—
Residential Construction	—	—	—
Consumer	—	—	—
Total	$2,718	$—	0.26%

The Company had commitments totaling $0 and $835,000 to lend additional funds to borrowers whose loans were modified at March 31, 2025 and March 31, 2024, respectively.

Index

The following tables present the financial effect of the loan modifications to borrowers experiencing financial difficulty for the three-month periods ended March 31, 2025 and March 31, 2024:

	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in months)
March 31, 2025
Commercial	—	$40
Commercial Real Estate	—	—
Agriculture	—	—
Residential Mortgage	—	—
Residential Construction	—	—
Consumer	—	—
Total	—	$40

	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in months)
March 31, 2024
Commercial	—	$8
Commercial Real Estate	—	—
Agriculture	—	—
Residential Mortgage	—	—
Residential Construction	—	—
Consumer	—	—
Total	—	$8

Loans that were modified within the previous twelve months were current on payments as of March 31, 2025 and March 31, 2024. There were no loans modified within the previous twelve months and for which there was a payment default during each of the three-month periods ended March 31, 2025 and March 31, 2024.

Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off.  Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the ACL is adjusted by the same amount.

Index
Credit Quality Indicators

All loans are rated using the credit risk ratings and criteria adopted by the Company.  Risk ratings are adjusted as future circumstances warrant.  All credits risk rated 1, 2, 3 or 4 equate to a Pass as indicated by Federal and State bank regulatory agencies; a 5 equates to a Special Mention; a 6 equates to Substandard; a 7 equates to Doubtful; and an 8 equates to a Loss.  For the definitions of each risk rating, see Note 4 to our consolidated financial statements included in our 2024 Form 10-K.

The following tables present the loan portfolio by loan class, origination year, and internal risk rating as of March 31, 2025 and December 31, 2024. Generally, existing term loans that were re-underwritten are reflected in the table in the year of renewal. Lines of credit that have a conversion feature at the time of origination, such as construction to permanent loans, are presented by year of origination.  Revolving loans converted to term loans totaled $124,000 during the three months ended March 31, 2025. Revolving loans converted to term loans totaled $3,121,000 during the year ended December 31, 2024.

(in thousands)
	Term Loans Amortized Cost Basis by Origination Year - As of March 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial
Pass	$25,380	$37,601	$12,797	$11,100	$9,561	$10,083	$22,791	$129,313
Special Mention	73	—	—	773	1,312	—	1,590	3,748
Substandard	—	52	—	—	31	504	352	939
Doubtful/Loss	—	—	—	—	—	—	139	139
Total Commercial loans	$25,453	$37,653	$12,797	$11,873	$10,904	$10,587	$24,872	$134,139
Current Period Write-offs	—	—	—	—	—	—	(10)	(10)
Current Period Recoveries	—	—	50	—	—	15	—	65
Current Period Net Write-offs	—	—	50	—	—	15	(10)	55

Commercial Real Estate
Pass	$6,184	$68,089	$111,009	$173,209	$159,142	$154,155	$1,240	$673,028
Special Mention	—	2,895	—	3,462	7,095	5,692	—	19,144
Substandard	—	—	1,101	—	2,034	6,890	—	10,025
Doubtful/Loss	—	—	—	—	—	5,282	—	5,282
Total Commercial Real Estate loans	$6,184	$70,984	$112,110	$176,671	$168,271	$172,019	$1,240	$707,479
Current Period Write-offs	—	—	—	—	—	—	—	—
Current Period Recoveries	—	—	—	—	—	—	—	—
Current Period Net Write-offs	—	—	—	—	—	—	—	—

Agriculture
Pass	$2,857	$3,069	$6,348	$14,721	$17,183	14,688	$9,975	$68,841
Special Mention	—	—	—	911	2,414	705	—	4,030
Substandard	—	—	58	1,595	3,705	—	2,317	7,675
Doubtful/Loss	—	1,240	—	1,331	—	—	2,424	4,995
Total Agriculture loans	$2,857	$4,309	$6,406	$18,558	$23,302	$15,393	$14,716	$85,541
Current Period Write-offs	—	—	—	—	—	—	—	—
Current Period Recoveries	—	—	—	—	—	—	—	—
Current Period Net Write-offs	—	—	—	—	—	—	—	—

Index
(in thousands)
	Term Loans Amortized Cost Basis by Origination Year – As of March 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Residential Mortgage
Pass	$2,222	$4,843	$19,722	$23,746	$25,504	$31,466	$—	$107,503
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	80	—	—	33	83	—	196
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Residential Mortgage loans	$2,222	$4,923	$19,722	$23,746	$25,537	$31,549	$—	$107,699
Current Period Write-offs	—	—	—	—	—	—	—	—
Current Period Recoveries	—	—	—	—	—	—	—	—
Current Period Net Write-offs	—	—	—	—	—	—	—	—

Residential Construction
Pass	$1,089	$1,811	$2,110	$496	$1,178	$—	$—	$6,684
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Residential Construction loans	$1,089	$1,811	$2,110	$496	$1,178	$—	$—	$6,684
Current Period Write-offs	—	—	—	—	—	—	—	—
Current Period Recoveries	—	—	—	—	—	—	—	—
Current Period Net Write-offs	—	—	—	—	—	—	—	—

Consumer
Pass	$195	$89	$104	$1,117	$106	$447	$12,737	$14,795
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	625	625
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Consumer loans	$195	$89	$104	$1,117	$106	$447	$13,362	$15,420
Current Period Write-offs	(6)	—	—	—	—	—	—	(6)
Current Period Recoveries	—	—	—	—	—	1	—	1
Current Period Net Write-offs	(6)	—	—	—	—	1	—	(5)

Total Loans
Pass	$37,927	$115,502	$152,090	$224,389	$212,674	$210,839	$46,743	$1,000,164
Special Mention	73	2,895	—	5,146	10,821	6,397	1,590	26,922
Substandard	—	132	1,159	1,595	5,803	7,477	3,294	19,460
Doubtful/Loss	—	1,240	—	1,331	—	5,282	2,563	10,416
Total Loans	$38,000	$119,769	$153,249	$232,461	$229,298	$229,995	$54,190	$1,056,962
Current Period Write-offs	$(6)	$—	$—	$—	$—	$—	$(10)	$(16)
Current Period Recoveries	$—	$—	$50	$—	$—	$16	$—	$66
Current Period Net Write-offs	$(6)	$—	$50	$—	$—	$16	$(10)	$50

Index
(in thousands)
	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial
Pass	$36,065	$14,319	$11,885	$11,894	$3,442	$8,030	$27,272	$112,907
Special Mention	—	—	874	1,561	—	—	1,590	4,025
Substandard	227	—	—	32	471	—	259	989
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Commercial loans	$36,292	$14,319	$12,759	$13,487	$3,913	$8,030	$29,121	$117,921
Current Period Write-offs	(47)	(508)	(224)	(5)	(163)	(9)	—	(956)
Current Period Recoveries	—	—	4	—	—	56	—	60
Current Period Net Write-offs	(47)	(508)	(220)	(5)	(163)	47	—	(896)

Commercial Real Estate
Pass	$68,278	$113,937	$178,142	$160,484	$39,913	$121,862	$6,529	$689,145
Special Mention	2,909	—	—	7,156	—	5,737	—	15,802
Substandard	—	381	—	2,052	1,638	14,632	—	18,703
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Commercial Real Estate loans	$71,187	$114,318	$178,142	$169,692	$41,551	$142,231	$6,529	$723,650
Current Period Write-offs	—	—	—	—	—	—	—	—
Current Period Recoveries	—	—	—	—	—	—	—	—
Current Period Net Write-offs	—	—	—	—	—	—	—	—

Agriculture
Pass	$4,857	$6,562	$14,846	$17,245	$5,675	10,252	$20,420	$79,857
Special Mention	—	—	3,884	5,477	726	—	300	10,387
Substandard	—	—	—	740	—	—	1,580	2,320
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Agriculture loans	$4,857	$6,562	$18,730	$23,462	$6,401	$10,252	$22,300	$92,564
Current Period Write-offs	—	—	—	—	—	—	—	—
Current Period Recoveries	—	—	—	—	—	—	—	—
Current Period Net Write-offs	—	—	—	—	—	—	—	—

Index
(in thousands)
	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Residential Mortgage
Pass	$4,873	$20,162	$22,408	$26,123	$13,233	$18,886	$—	$105,685
Special Mention	—	—	—	—	—	—	—	—
Substandard	79	—	—	34	—	88	—	201
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Residential Mortgage loans	$4,952	$20,162	$22,408	$26,157	$13,233	$18,974	$—	$105,886
Current Period Write-offs	—	—	—	—	—	—	—	—
Current Period Recoveries	—	—	—	—	—	—	—	—
Current Period Net Write-offs	—	—	—	—	—	—	—	—

Residential Construction
Pass	$1,525	$2,117	$1,998	$1,218	$—	$—	$—	$6,858
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Residential Construction loans	$1,525	$2,117	$1,998	$1,218	$—	$—	$—	$6,858
Current Period Write-offs	—	—	—	—	—	—	—	—
Current Period Recoveries	—	—	—	—	—	—	—	—
Current Period Net Write-offs	—	—	—	—	—	—	—	—

Consumer
Pass	$212	$145	$1,129	$109	$122	$286	$13,071	$15,074
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	642	642
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Consumer loans	$212	$145	$1,129	$109	$122	$286	$13,713	$15,716
Current Period Write-offs	(28)	—	—	—	—	—	—	(28)
Current Period Recoveries	10	—	—	—	—	3	—	13
Current Period Net Write-offs	(18)	—	—	—	—	3	—	(15)

Total Loans
Pass	$115,810	$157,242	$230,408	$217,073	$62,385	$159,316	$67,292	$1,009,526
Special Mention	2,909	—	4,758	14,194	726	5,737	1,890	30,214
Substandard	306	381	—	2,858	2,109	14,720	2,481	22,855
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Loans	$119,025	$157,623	$235,166	$234,125	$65,220	$179,773	$71,663	$1,062,595
Current Period Write-offs	$(75)	$(508)	$(224)	$(5)	$(163)	$(9)	$—	$(984)
Current Period Recoveries	$10	$—	$4	$—	$—	$59	$—	$73
Current Period Net Write-offs	$(65)	$(508)	$(220)	$(5)	$(163)	$50	$—	$(911)

Index
5.	MORTGAGE OPERATIONS

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

The Company recognizes a gain or loss and a related asset for the fair value of the rights to service loans for others when loans are sold and servicing is retained. The Company sold a substantial portion of its portfolio of conforming long-term residential mortgage loans originated during the three months ended March 31, 2025 on a servicing retained basis, for cash proceeds equal to the fair value of the loans. At March 31, 2025, and December 31, 2024, the Company serviced real estate mortgage loans for others totaling $172,144,000 and $174,464,000, respectively.

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

Key assumptions used in measuring the fair value of mortgage servicing rights as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024

Constant prepayment rate	7.03%	6.76%
Discount rate	10.00%	10.00%
Weighted average life (years)	7.42	7.55

The following table summarizes the Company’s mortgage servicing rights asset as of March 31, 2025 and December 31, 2024. Mortgage servicing rights are included in Interest Receivable and Other Assets on the condensed consolidated balance sheets.

(in thousands)	December 31, 2024	Additions	Reductions	March 31, 2025

Mortgage servicing rights	$1,312	$15	$(48)	$1,279
Valuation allowance	—	—	—	—
Mortgage servicing rights, net of valuation allowance	$1,312	$15	$(48)	$1,279

At March 31, 2025 and December 31, 2024, the estimated fair market value of the Company’s mortgage servicing rights asset was $1,880,000 and $1,910,000, respectively.  The changes in fair value of mortgage servicing rights during 2025 was primarily due to changes in prepayment speeds.

The Company received contractually specified servicing fees of $109,000 and $115,000 for the three months ended March 31, 2025 and March 31, 2024, respectively.  Loan servicing income on the condensed consolidated statements of income include contractually specified servicing fees, mortgage servicing rights additions, amortization and changes in the valuation allowance.

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

Assets Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024.

(in thousands)
March 31, 2025	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$97,269	$97,269	$—	$—
Securities of U.S. government agencies and corporations	98,891	—	98,891	—
Obligations of states and political subdivisions	66,699	—	66,699	—
Collateralized mortgage obligations	97,867	—	97,867	—
Mortgage-backed securities	276,442	—	276,442	—
Total investments at fair value	$637,168	$97,269	$539,899	$—

(in thousands)
December 31, 2024	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$105,545	$105,545	$—	$—
Securities of U.S. government agencies and corporations	95,684	—	95,684	—
Obligations of states and political subdivisions	67,591	—	67,591	—
Collateralized mortgage obligations	94,945	—	94,945	—
Mortgage-backed securities	270,088	—	270,088	—
Total investments at fair value	$633,853	$105,545	$528,308	$—

Index
Assets Recorded at Fair Value on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of March 31, 2025 and December 31, 2024.

(in thousands)
March 31, 2025	Carrying value	Level 1	Level 2	Level 3
Individually evaluated loans	$2,084	$—	$—	$2,084
Total assets at fair value	$2,084	$—	$—	$2,084

(in thousands)
December 31, 2024	Carrying value	Level 1	Level 2	Level 3
Individually evaluated loans	$139	$—	$—	$139
Total assets at fair value	$139	$—	$—	$139

There were no liabilities measured at fair value on a recurring or non-recurring basis as of  March 31, 2025 and December 31, 2024.

Key methods and assumptions used in measuring the fair value of collateral dependent loans as of March 31, 2025 were as follows:

	Method	Assumption Inputs

Individually evaluated loans	Collateral, market, income, enterprise, liquidation, and discounted cash flows
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

Index
Disclosures about Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments for the periods ended March 31, 2025 and December 31, 2024 were approximately as follows:

		March 31, 2025		December 31, 2024
	Level	Carrying amount	Fair value	Carrying amount	Fair value
(in thousands)
Financial assets:
Cash and cash equivalents	1	$111,717	$111,717	$119,448	$119,448
Certificates of deposit	2	15,581	15,628	16,074	16,129
Stock in Federal Home Loan Bank and other equity securities	3	10,518	10,518	10,518	10,518
Loans receivable:
Net loans	3	1,040,795	964,942	1,046,852	974,746
Loans held-for-sale	2	415	423	—	—
Interest receivable	2	6,996	6,996	7,660	7,660
Mortgage servicing rights	3	1,279	1,880	1,312	1,910
Financial liabilities:
Time deposits	3	136,976	136,887	149,970	149,752
Interest payable	2	612	612	1,215	1,215

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

Index
7.	COMMITMENTS AND CONTINGENCIES

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

Financial instruments, whose contract amounts represent credit risk at the indicated periods, were as follows:

(in thousands)	March 31, 2025	December 31, 2024

Undisbursed loan commitments	$150,972	$140,092
Standby letters of credit	469	922
Commitments to sell loans	980	—
	$152,421	$141,014

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank issues both financial and performance standby letters of credit.  The financial standby letters of credit are primarily to guarantee payment to third parties.  At March 31, 2025 and December 31, 2024, there were no financial standby letters of credit outstanding.  The performance standby letters of credit are typically issued to municipalities as specific performance bonds.  Performance standby letters of credit totaled $469,000 and $922,000 at March 31, 2025 and December 31, 2024, respectively.  The Bank has experienced no draws on outstanding letters of credit, resulting in no related liability included on its balance sheet; however, should a triggering event occur, the Bank either has collateral in excess of the letter of credit or imbedded agreements of recourse from the customer. The Bank has set aside a reserve for unfunded commitments in the amount of $950,000 and $700,000 at March 31, 2025 and December 31, 2024, respectively, which is recorded in “interest payable and other liabilities” on the condensed consolidated balance sheets.

Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans.  As of March 31, 2025 and December 31, 2024, the Company had no off-balance sheet derivatives requiring additional disclosure.

The Company may enter into interest rate lock commitments in connection with its mortgage banking activities to fund residential mortgage loans within specified times in the future. These commitments expose the Company to the risk that the price of the loan underlying the interest rate lock commitment might decline from the inception of the interest rate lock to the funding of the mortgage loan. To protect against this risk, the Company may enter into commitments to sell loans to economically hedge the risk of potential changes in the value of the loans that would result from the commitment. Commitments to sell loans totaled $980,000 and $0 at March 31, 2025 and December 31, 2024, respectively. Mortgage loans sold to investors may be sold with servicing rights retained, for which the Company makes only standard legal representations and warranties as to meeting certain underwriting and collateral documentation standards.

Index
8.	STOCK PLANS

On January 23, 2025, the Board of Directors of the Company declared a 5% stock dividend paid on March 25, 2025 to shareholders of record as of February 28, 2025. All stock options and restricted stock outstanding have been adjusted to give retroactive effect to stock dividends.

The following table presents the activity related to stock options for the three months ended March 31, 2025:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	513,190	$7.99
Granted	—	—
Expired	—	—
Cancelled / Forfeited	—	—
Exercised	(38,228)	4.81
Options outstanding at End of Period	474,962	8.24	$919,990	3.82
Exercisable (vested) at End of Period	462,526	$8.23	$903,574	3.74

The intrinsic value of options exercised was $179,000 and $73,000 during the three months ended March 31, 2025 and March 31, 2024, respectively.  The fair value of awards vested was $25,000 and $88,000 during the three months ended March 31, 2025 and March 31, 2024, respectively.

As of March 31, 2025, there was $25,000 of total unrecognized compensation cost related to non-vested stock options.  This cost is expected to be recognized over a weighted average period of approximately 0.99 years.

There was $6,000 of recognized compensation cost related to stock options granted for the three months ended March 31, 2025.

The following table presents the activity related to non-vested restricted stock for the three months ended March 31, 2025:

	Number of Shares	Weighted Average Grant-Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Non-vested restricted stock outstanding at Beginning of Period	272,719	$8.12
Granted	68,043	9.51
Cancelled/Forfeited	—	—
Exercised/Released/Vested	(71,400)	8.45
Non-vested restricted stock outstanding at End of Period	269,362	$8.39	$2,742,105	2.97

The weighted average fair value of restricted stock granted during the three months ended March 31, 2025 was $9.51 per share.

As of March 31, 2025, there was $1,402,944 of total unrecognized compensation cost related to non-vested restricted stock. This cost is expected to be recognized over a weighted average period of approximately 2.97 years.

There was $184,000 of recognized compensation cost related to restricted stock awards for the three months ended March 31, 2025.

Index
The Company has an Employee Stock Purchase Plan (“ESPP”). There are 395,699 shares authorized under the ESPP. The total number of shares authorized has been adjusted to give retroactive effect to stock dividends and stock splits, including the 5% stock dividend declared on January 23, 2025, and paid on March 25, 2025 to shareholders of record as of February 28, 2025. The ESPP will expire on March 16, 2026.

The ESPP is implemented by participation periods of not more than twenty-seven months each. The Board of Directors determines the commencement date and duration of each participation period. The Board of Directors approved the current participation period of November 24, 2024 to November 23, 2025.  An eligible employee is one who has been continually employed for at least 90 days prior to commencement of a participation period. Under the terms of the ESPP, employees can choose to have up to 10 percent of their compensation withheld to purchase the Company’s common stock each participation period.  The purchase price of the stock is 85 percent of the lower of the fair value on the last trading day before the date of participation or the fair value on the last trading day during the participation period.

As of March 31, 2025, there was $26,000 of unrecognized compensation cost related to ESPP issuances. This cost is expected to be recognized over a weighted average period of approximately 0.75 years.

There was $8,000 of recognized compensation cost related to ESPP issuances for the three months ended March 31, 2025.

The weighted average fair value at issuance date during the three months ended March 31, 2025 was $2.19.

A summary of the weighted average assumptions used in valuing ESPP issuances during the three months ended March 31, 2025 is presented below:

Three Months Ended March 31, 2025
Risk Free Interest Rate	4.37%

Expected Dividend Yield	0.00%

Expected Life in Years	1.00

Expected Price Volatility	16.20%

Index
9.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table details activity in accumulated other comprehensive income (loss) for the three months ended March 31, 2025:

(in thousands)	Unrealized gains (losses) on securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated other comprehensive loss
Balance as of December 31, 2024	$(34,157)	$207	$99	$(33,851)
Current period other comprehensive income	8,886	—	—	8,886
Balance as of March 31, 2025	$(25,271)	$207	$99	$(24,965)

The following table details activity in accumulated other comprehensive loss for the three months ended March 31, 2024:

(in thousands)	Unrealized gains (losses) on securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated other comprehensive loss
Balance as of December 31, 2023	$(33,778)	$(70)	$121	$(33,727)
Current period other comprehensive loss	(1,461)	—	—	(1,461)
Balance as of March 31, 2024	$(35,239)	$(70)	$121	$(35,188)

Index
10.	OUTSTANDING SHARES AND EARNINGS PER SHARE

On January 23, 2025, the Board of Directors of the Company declared a 5% stock dividend payable on March 25, 2025 to shareholders of record as of February 28, 2025. All income per share amounts have been adjusted to give retroactive effect to stock dividends.

Earnings Per Share (EPS)

Basic EPS includes no dilution and is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding, excluding non-vested restricted shares, for the respective period. Diluted EPS is computed by dividing net income available to common shareholders by the weighted average number of shares outstanding plus dilutive shares for the quarter. Diluted shares include all common stock equivalents (“in-the-money” stock options, unvested restricted stock, stock units, warrants and rights, convertible bonds and preferred stock), which reflects the potential dilution of securities that could share in the earnings of the Company.

The following table presents a reconciliation of basic and diluted EPS for the three months ended March 31, 2025 and 2024:

(in thousands, except share amounts)	Three months ended March 31,
	2025	2024
Basic earnings per share:
Net income	$3,671	$4,276

Weighted average common shares outstanding	15,650,176	15,976,904
Basic EPS	$0.23	$0.27

Diluted earnings per share:
Net income	$3,671	$4,276

Weighted average common shares outstanding	15,650,176	15,976,904
Effect of dilutive shares	229,646	168,026
Adjusted weighted average common shares outstanding	15,879,822	16,144,930
Diluted EPS	$0.23	$0.26

Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 28,241 shares and 565,605 shares for the three months ended March 31, 2025 and March 31, 2024, respectively. Restricted stock grants outstanding which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 1,167 shares and 8,193 shares for the three months ended March 31, 2025 and March 31, 2024, respectively.

Index
11.	LEASES

The Company leases ten branch and administrative locations under operating leases expiring on various dates through 2031. Leases with an initial term of 12 months or less are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of ASU 2016-02, Leases (Topic 842), the Company combines lease and nonlease components. The Company had no financing leases as of March 31, 2025.

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

The Company had right-of-use assets totaling $2,937,000 and $3,155,000 as of March 31, 2025 and December 31, 2024, respectively. Right-of-use assets are included in interest receivable and other assets on the condensed consolidated balance sheets. The Company had lease liabilities totaling $3,405,000 and $3,645,000 as of March 31, 2025 and December 31, 2024, respectively. Lease liabilities are included in interest payable and other liabilities on the condensed consolidated balance sheets. The Company recognized lease expenses totaling $283,000 and $301,000 for the three months ended March 31, 2025 and March 31, 2024, respectively. Lease expense is included in occupancy and equipment expense on the condensed consolidated statements of income.

The table below summarizes the maturity of remaining lease liabilities:

(in thousands)	March 31, 2025
2025 (remaining 9 months)	$791
2026	672
2027	611
2028	625
2029	566
2030 and thereafter	329
Total lease payments	3,594
Less: interest	(189)
Present value of lease liabilities	$3,405

The following table presents supplemental cash flow information related to leases for the three months ended March 31, 2025 and March 31, 2024:

(in thousands)	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$260	$299
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—

The following table presents the weighted average operating lease term and discount rate as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024

Weighted-average remaining lease term – operating leases, in years	4.73	4.87
Weighted-average discount rate – operating leases	2.33%	2.36%

Index
12.	SEGMENT DISCLOSURES

The Company evaluated its operating segments in accordance with ASC 280, Segment Reporting, and determined it has one reportable segment, banking operations. The Company is engaged in a single line of business, indicative of a traditional banking institution, gathering deposits and originating loans in its primary market areas.

The Company manages its operations, allocates resources and monitors and reports its financials as a single operating segment.  The Company’s Chief Executive Officer is considered the Chief Operating Decision Maker.  The Chief Operating Decision Maker evaluates segment performance using consolidated net income.

Loans, interest bearing accounts, investment securities, deposits, and non-interest income provide the revenues in banking operations and are presented in the Company’s consolidated balance sheets. Interest expense, provisions for credit losses, salaries and employee benefits, occupancy and equipment, and data processing provide significant expenses in banking operations and are presented in the Company’s consolidated statements of income.  Segment performance is evaluated using consolidated net income with the majority of the Company’s net income derived from net interest income.

The accounting policies for the segment is consistent with those described in Note 1 - Summary of Significant Accounting Policies to  the consolidated financial statements in the Company’s 2024 Form 10-K.

Index
FIRST NORTHERN COMMUNITY BANCORP

ITEM 2.  – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report may include forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly compared to our forecasts, if any, and expectations. See Part I, Item 1A. “Risk Factors,” and the other risks described in our 2024 Form 10-K and Part II, Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q and the other risks described in our Quarterly Reports on Form 10-Q for factors to be considered when reading any forward-looking statements in this filing.

This report and other reports or statements which we may release may include forward-looking statements, which are subject to the “safe harbor” created by section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. We may make forward-looking statements in our Securities and Exchange Commission (SEC) filings, press releases, news articles and when we are speaking on behalf of the Company. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include the words “believe,” “expect,” “target,” “anticipate,” “intend,” “plan,” “seek,” “strive,” “estimate,” “potential,” “project,” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” “might,” or “may.” These forward-looking statements are intended to provide investors with additional information with which they may assess our future potential. All of these forward-looking statements are based on assumptions about an uncertain future and are based on information available to us at the date of these statements. We do not undertake to update forward-looking statements to reflect facts, circumstances, assumptions or events that occur after the date any forward-looking statements are made, except as may be required by law.

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

●	Our assessment of economic conditions and trends and credit cycles and their impact on our business including the imposition of tariffs on imported goods to the U.S.

●	The seasonal nature of our business

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

Readers of this document should not rely on any forward-looking statements, which reflect only our management’s belief as of the date of this report. There are numerous risks and uncertainties that could and will cause actual results to differ materially from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our financial condition and results of operations or prospects. Such risks and uncertainties include, but are not limited to those listed in Item 1A “Risk Factors” of Part II of this Form 10-Q, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I of this Form 10-Q and "Risk Factors" and “Supervision and Regulation” in our 2024 Form 10-K, and in our other reports to the SEC.

Index
INTRODUCTION

This overview of Management’s Discussion and Analysis highlights selected information in this report and may not contain all of the information that is important to you.  For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting estimates, you should carefully read this entire report and any other reports to the Securities and Exchange Commission (“SEC”), together with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our 2024 Form 10-K for the year ended December 31, 2024.

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

Significant results and developments for the Company during the first quarter 2025 included:

•	Net income of $3.7 million for the three months ended March 31, 2025, down 14.2% from $4.3 million earned for the same period last year.

•	Diluted earnings per share of $0.23 for the three months ended March 31, 2025, down 11.5% from $0.26 for the three months ended March 31, 2024.

•	Net interest income of $15.9 million for the three months ended March 31, 2025, up 3.8% from $15.4 million in the same period last year.

•	Net interest margin of 3.64% for the three months ended March 31, 2025, up 4.30% from 3.49% for the three months ended March 31, 2024.

•	Provision for credit losses of $0.9 million for the three months ended March 31, 2025, compared to reversal of provision of $0.3 million for the three months ended March 31, 2024.

•	Total assets of $1.88 billion as of March 31, 2025, down 0.9% from $1.89 billion as of December 31, 2024.

•	Total net loans (including loans held-for-sale) of $1.041 billion as of March 31, 2025, down 0.5% from $1.047 billion as of December 31, 2024.

•	Total investment securities of $637.2 million as of March 31, 2025, up 0.5% from $633.9 million as of December 31, 2024.

•	Total deposits of $1.67 billion as of March 31, 2025, down 1.5% from $1.70 billion as of December 31, 2024.

Index
SUMMARY

The Company recorded net income of $3,671,000 for the three months ended March 31, 2025, representing a decrease of $605,000 from net income of $4,276,000 for the same period in 2024.

The following tables present a summary of the results for the three months ended March 31, 2025 and 2024, and a summary of our financial condition at March 31, 2025 and December 31, 2024:

	Three months ended March 31, 2025	Three months ended March 31, 2024

(in thousands except for per share amounts and ratios)
For the Period:
Net Income	$3,671	$4,276
Basic Earnings Per Common Share	$0.23	$0.27
Diluted Earnings Per Common Share	$0.23	$0.26
Net Income to Average Assets (annualized)	0.79%	0.92%
Net Income to Average Equity (annualized)	8.23%	10.69%
Average Equity to Average Assets	9.65%	8.60%

	March 31, 2025	December 31, 2024

(in thousands except for ratios)
At Period End:
Total Assets	$1,875,700	$1,891,722
Total Investment Securities	$637,168	$633,853
Total Loans, Net (including loans held-for-sale)	$1,041,210	$1,046,852
Total Deposits	$1,674,807	$1,700,089
Loan-To-Deposit Ratio	62.2%	61.6%

Index
FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended March 31, 2025			Three months ended March 31, 2024
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets:
Interest-earning assets:
Loans (1)	$1,042,559	$13,602	5.29%	$1,047,358	$13,475	5.16%
Certificates of deposit	15,868	161	4.11%	18,669	183	3.93%
Interest bearing due from banks	70,468	727	4.18%	123,224	1,532	4.99%
Investment securities, taxable	587,332	4,348	3.00%	525,261	2,845	2.17%
Investment securities, non-taxable (2)	50,403	393	3.16%	37,975	252	2.66%
Other interest earning assets	10,518	272	10.49%	10,518	256	9.76%
Total average interest-earning assets	1,777,148	19,503	4.45%	1,763,005	18,543	4.22%
Non-interest-earning assets:
Cash and due from banks	34,338			36,100
Premises and equipment, net	9,145			9,852
Interest receivable and other assets	52,755			56,451
Total average assets	1,873,386			1,865,408

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	385,953	691	0.73%	372,188	511	0.55%
Savings and MMDA’s	451,198	1,550	1.39%	430,611	1,195	1.11%
Time, $250,000 and under	99,503	973	3.97%	115,881	1,211	4.19%
Time, over $250,000	44,028	346	3.19%	26,556	264	3.99%
Total average interest-bearing liabilities	980,682	3,560	1.47%	945,236	3,181	1.35%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	697,972			741,886
Interest payable and other liabilities	13,919			17,913
Total liabilities	1,692,573			1,705,035
Total average stockholders’ equity	180,813			160,373
Total average liabilities and stockholders’ equity	$1,873,386			$1,865,408
Net interest income and net interest margin (3)		$15,943	3.64%		$15,362	3.49%

(1)
Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest is excluded.  Loan interest income includes loan fees, net of deferred costs of approximately $(8) and $(351) for the three months ended March 31, 2025 and 2024, respectively.

(2)	Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
(3)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)	For disclosure purposes, yield/rates are annualized by dividing the number of days in the reported period by 365.

Index
FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended March 31, 2025			Three months ended December 31, 2024
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets:
Interest-earning assets:
Loans (1)	$1,042,559	$13,602	5.29%	$1,044,552	$13,769	5.23%
Certificates of deposit	15,868	161	4.11%	17,320	182	4.17%
Interest bearing due from banks	70,468	727	4.18%	104,261	1,400	5.33%
Investment securities, taxable	587,332	4,348	3.00%	598,665	4,276	2.83%
Investment securities, non-taxable (2)	50,403	393	3.16%	51,392	391	3.03%
Other interest earning assets	10,518	272	10.49%	10,518	267	10.10%
Total average interest-earning assets	1,777,148	19,503	4.45%	1,826,708	20,285	4.42%
Non-interest-earning assets:
Cash and due from banks	34,338			38,617
Premises and equipment, net	9,145			9,336
Interest receivable and other assets	52,755			53,265
Total average assets	1,873,386			1,927,926

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	385,953	691	0.73%	377,274	657	0.69%
Savings and MMDA’s	451,198	1,550	1.39%	452,828	1,569	1.38%
Time, $250,000 and under	99,503	973	3.97%	110,293	1,352	4.88%
Time, over $250,000	44,028	346	3.19%	42,018	183	1.73%
Total average interest-bearing liabilities	980,682	3,560	1.47%	982,413	3,761	1.52%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	697,972			749,973
Interest payable and other liabilities	13,919			16,602
Total liabilities	1,692,573			1,748,988
Total average stockholders’ equity	180,813			178,938
Total average liabilities and stockholders’ equity	$1,873,386			$1,927,926
Net interest income and net interest margin (3)		$15,943	3.64%		$16,524	3.60%

(1)
Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for loan losses, but non-accrued interest is excluded.  Loan interest income includes loan fees, net of deferred costs of approximately $(8) and $49 for the three months ended March 31, 2025 and December 31, 2024, respectively.

(2)	Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
(3)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)	For disclosure purposes, yield/rates are annualized by dividing the number of days in the reported period by 365.

Index
Analysis of Changes
in Interest Income and Interest Expense
(Dollars in thousands)

Following is an analysis of changes in interest income and expense (dollars in thousands) for the three months ended March 31, 2025 over the three months ended March 31, 2024 and the three months ended March 31, 2025 over the three months ended December 31, 2024.  Changes not solely due to interest rate or volume have been allocated proportionately to interest rate and volume.

	Three Months Ended March 31, 2025 Over Three Months Ended March 31, 2024			Three Months Ended March 31, 2025 Over Three Months Ended December 31, 2024
	Volume	Interest Rate	Change	Volume	Interest Rate	Change

Increase (Decrease) in Interest Income:

Loans	$(86)	$213	$127	$(324)	$157	$(167)
Certificates of Deposit	(30)	8	(22)	(18)	(3)	(21)
Due From Banks	(583)	(222)	(805)	(404)	(269)	(673)
Investment Securities - Taxable	355	1,148	1,503	(105)	177	72
Investment Securities - Non-taxable	89	52	141	(10)	12	2
Other Assets	—	16	16	—	5	5

	$(255)	$1,215	$960	$(861)	$79	$(782)

Increase (Decrease) in Interest Expense:

Deposits:
Interest-Bearing Transaction Deposits	$19	$161	$180	$9	$25	$34
Savings & MMDAs	57	298	355	(30)	11	(19)
Time Certificates	33	(189)	(156)	(260)	44	(216)

	$109	$270	$379	$(281)	$80	$(201)

Increase (Decrease) in Net Interest Income:	$(364)	$945	$581	$(580)	$(1)	$(581)

Index
CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a $7,731,000, or 6.5%, decrease in cash and cash equivalents, a $3,315,000, or 0.5%, increase in investment securities available-for-sale, and a $6,057,000, or 0.6%, decrease in net loans held-for-investment from December 31, 2024 to March 31, 2025.  The decrease in cash and cash equivalents was primarily due to a decrease in deposit balances and increase in investment securities due to purchases of available-for-sale securities, which was partially offset by a decrease in loans due to loan payoffs. The increase in investment securities was due to purchases of available-for-sale securities, which was partially offset by paydowns and maturities of available-for-sale securities. The decrease in net loans held-for-investment was primarily due to payoffs of commercial real estate and agriculture loans, which was partially offset by originations of commercial loans.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a decrease in total deposits of $25,282,000, or 1.5%, from December 31, 2024 to March 31, 2025.  The overall decrease in total deposits was primarily due to seasonal fluctuations due to changes in market conditions and monetary policy.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The Federal Open Market Committee kept the Federal Reserve's benchmark rate range at 4.25% to 4.50% during the three months ended March 31, 2025.

Interest income on loans for the three months ended March 31, 2025 was up 0.9% from the same period in 2024, increasing from $13,475,000 to $13,602,000. The increase in interest income on loans for the three months ended March 31, 2025 as compared to the same period a year ago was primarily due to a 13 basis point increase in yield on loans, which was partially offset by a decrease in average balance of loans.

Interest income on certificates of deposit for the three months ended March 31, 2025 was down 12.0% from the same period in 2024, decreasing from $183,000 to $161,000. The decrease was primarily due to a decrease in average balances of certificates of deposit, which was partially offset by an 18 basis point increase in certificates of deposit yields.

Interest income on interest-bearing due from banks for the three months ended March 31, 2025 was down 52.6% from the same period in 2024, decreasing from $1,532,000 to $727,000.  The decrease was primarily due to a decrease in average interest-bearing due from banks balance coupled with an 81 basis point decrease in interest-bearing due from yields.

Interest income on investment securities available-for-sale for the three months ended March 31, 2025 was up 53.1% from the same period in 2024, increasing from $3,097,000 to $4,741,000. The increase was primarily due to an 80 basis point increase in yields on investment securities coupled with an increase in average balances of investment securities.

The Company had no Federal Funds sold balances during the three months ended March 31, 2025 and March 31, 2024.

Interest Expense

Interest expense on deposits for the three months ended March 31, 2025 was up 11.9% from the same period in 2024, increasing from $3,181,000 to $3,560,000.  The increase in interest expense was primarily due to a 12 basis point increase in average interest-bearing deposits yield coupled with an increase in average interest-bearing deposits.

Provision for Credit Losses

There was a provision for credit losses of $850,000 for the three months ended March 31, 2025, compared to a reversal of provision for credit losses of $300,000 for the three months ended March 31, 2024. The allowance for credit losses was approximately $16,535,000, or 1.56% of total loans, at March 31, 2025, compared to $15,885,000, or 1.49% of total loans, at December 31, 2024. During the quarter ended March 31, 2025, the levels of forecasted national unemployment remained relatively stable. The GDP forecast called for a generally slowing trend, but still positive economic growth. Forecasted median single-family home prices called for lower home price growth, slowing close to zero. During the quarter ended March 31, 2025, there was an increase in nonaccrual loans requiring specific reserves. This was partially offset by a decrease in total reserve required due to a decrease in calculated loss rates as of March 31, 2025. As a result, the Company recorded provision for credit losses of $850,000 for the three months ended March 31, 2025.

Index
Non-Interest Income

Non-interest income was down 3.6% for the three months ended March 31, 2025 from the same period in 2024, decreasing from $1,507,000 to $1,453,000.  The decrease was primarily due to a decrease in other income, primarily bank owned life insurance income.

Non-Interest Expenses

Total non-interest expenses were up 3.2% for the three months ended March 31, 2025 from the same period in 2024, increasing from $11,227,000 to $11,590,000. The increase was primarily due to increases in consulting fees, which was partially offset by a decrease in salaries and employee benefits.  The increase in consulting fees was primarily due to staffing searches. The decrease in salaries and employee benefits was primarily due to decreases in stock compensation, contingent compensation and profit sharing expense, which was partially offset by an increase in group insurance expense.

The following table sets forth other non-interest expenses by category for the three months ended March 31, 2025 and 2024.

	(in thousands)
	Three months ended March 31, 2025	Three months ended March 31, 2024
Other non-interest expenses
FDIC assessments	$223	$230
Contributions	130	85
Legal fees	67	55
Accounting and audit fees	173	157
Consulting fees	458	205
Postage expense	44	41
Telephone expense	45	36
Public relations	75	103
Training expense	39	50
Loan origination expense	(5)	27
Computer software depreciation	—	1
Operational losses	111	124
Loan collection expense	159	90
Debit card expense	264	299
Other non-interest expense	746	459
Total other non-interest expenses	$2,529	$1,962

Income Taxes

The Company’s tax rate, the Company’s income before taxes and the amount of tax relief provided by non-taxable earnings affect the Company’s provision for income taxes.  Provision for income taxes decreased 22.9% for the three months ended March 31, 2025 from the same period in 2024, decreasing from $1,666,000 to $1,285,000 primarily due to a decrease in pre-tax income.  The effective tax rate was 25.9% and 28.0% for the three months ended March 31, 2025 and March 31, 2024, respectively.

Off-Balance Sheet Commitments

The following table shows the distribution of the Company’s undisbursed loan commitments at the dates indicated.

	(in thousands)
	March 31, 2025	December 31, 2024

Undisbursed loan commitments	$150,972	$140,092
Standby letters of credit	469	922
Commitments to sell loans	980	—
	$152,421	$141,014

The reserve for unfunded lending commitments amounted to $950,000 and $700,000 as of March 31, 2025 and December 31, 2024, respectively.  The reserve for unfunded lending commitments is included in other liabilities on the condensed consolidated balance sheets.  See Note 7 of the notes to condensed consolidated financial statements of this Form 10-Q, "Commitments and Contingencies,"

Index
for additional information.

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

The following tables summarize the Company’s non-accrual loans net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored enterprises, by loan category at March 31, 2025 and December 31, 2024:

	At March 31, 2025			At December 31, 2024
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Commercial	$139	$139	$—	$139	$139	$—
Commercial real estate	5,282	—	5,282	7,993	—	7,993
Agriculture	7,603	1,065	6,538	2,236	—	2,236
Residential mortgage	196	—	196	202	—	202
Residential construction	—	—	—	—	—	—
Consumer	625	—	625	642	—	642
Total non-accrual loans	$13,845	$1,204	$12,641	$11,212	$139	$11,073

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

Non-accrual loans amounted to $13,845,000 at March 31, 2025 and were comprised of one commercial loan totaling $139,000, one commercial real estate loan totaling $5,282,000, seven agriculture loans totaling $7,603,000, three residential mortgage loans totaling $196,000 and four consumer loans totaling $625,000.  Non-accrual loans amounted to $11,212,000 at December 31, 2024 and were comprised of one commercial loan totaling $139,000, one commercial real estate loan totaling $7,993,000 two agriculture loans totaling $2,236,000, three residential mortgage loans totaling $202,000 and four consumer loans totaling $642,000.

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

As the following table illustrates, total non-performing assets, net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored enterprises, increased $2,882,000, or 26.0%, to $13,955,000 during the first three

Index
months of 2025.  Non-performing assets, net of guarantees, represented 0.7% of total assets at March 31, 2025.

	At March 31, 2025			At December 31, 2024
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)
Non-accrual loans	$13,845	$1,204	$12,641	$11,212	$139	$11,073
Loans 90 days past due and still accruing	73	—	73	—	—	—

Total non-performing loans	13,918	1,204	12,714	11,212	139	11,073
Other real estate owned	1,241	—	1,241	—	—	—
Total non-performing assets	15,159	1,204	13,955	11,212	139	11,073

Non-performing loans (net of guarantees) to total loans			1.2%			1.0%
Non-performing assets (net of guarantees) to total assets			0.7%			0.6%
Allowance for loan and lease losses to non-performing loans (net of guarantees)			130.1%			143.5%

The Company had $73,000 and $0 loans 90 days or more past due and still accruing interest at March 31, 2025 and December 31, 2024, respectively.

Excluding non-performing loans, loans totaling $15,958,000 and $11,643,000 were classified as substandard loans, representing potential problem loans at March 31, 2025 and December 31, 2024, respectively.  Management believes that the allowance for credit losses at March 31, 2025 and December 31, 2024 appropriately reflected expected credit losses inherent in the loan portfolio at that date.  The ratio of the allowance for credit losses to total loans at March 31, 2025 and December 31, 2024 was 1.56% and 1.49%, respectively.

Other real estate owned (“OREO”) consists of property that the Company has acquired by deed in lieu of foreclosure or through foreclosure proceedings, and property that the Company does not hold title to but is in actual control of, known as in-substance foreclosure.  OREO also consists of property held by the Company that is no longer intended for future development.  The estimated fair value of the property is determined prior to transferring the balance to OREO.  The balance transferred to OREO is the estimated fair value of the property less estimated cost to sell.  Impairment may be deemed necessary to bring the book value of the loan equal to the appraised value.  Appraisals or loan officer evaluations are then conducted periodically thereafter charging any additional impairment to the appropriate expense account.  The Company had OREO totaling $1,241,000 and $0 as of March 31, 2025 and December 31, 2024, respectively.  OREO as of March 31, 2025 represented land, transferred from premises and equipment, that the Company determined is no longer intended for future development.

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

The following table summarizes transactions affecting the Company's ACL during the three months ended March 31, 2025 and 2024, and for the year ended December 31, 2024:

 Analysis of the Allowance for Credit Losses
(Amounts in thousands, except percentage amounts)

	Three months ended March 31,		Year ended December 31,
	2025	2024	2024

Balance at beginning of period	$15,885	$16,596	$16,596
Provision for (reversal of) credit losses	600	(250)	200
Loans charged-off:
Commercial	(10)	(130)	(956)
Commercial Real Estate	—	—	—
Agriculture	—	—	—
Residential Mortgage	—	—	—
Residential Construction	—	—	—
Consumer	(6)	(13)	(28)
Total charged-off	(16)	(143)	(984)

Recoveries:
Commercial	65	41	60
Commercial Real Estate	—	—	—
Agriculture	—	—	—
Residential Mortgage	—	—	—
Residential Construction	—	—	—
Consumer	1	2	13
Total recoveries	66	43	73

Net recoveries (charge-offs)	50	(100)	(911)

Balance at end of period	$16,535	$16,246	$15,885

Ratio of net recoveries (charge-offs) to average loans outstanding during the period (annualized)	0.02%	(0.04%)	(0.09%)
Allowance for credit losses to total loans	1.56%	1.52%	1.49%
Nonaccrual loans to Total Loans	1.31%	0.83%	1.06%
Allowance for credit losses to nonaccrual loans	119.4%	184.9%	141.7%

Index
Deposits

Deposits are one of the Company’s primary sources of funds.  At March 31, 2025 and December 31, 2024, the Company had the following deposit mix:

	March 31, 2025	December 31, 2024
Non-interest bearing transaction	41.5%	42.1%
Interest-bearing transaction	22.9%	22.1%
Savings and MMDA	27.4%	27.0%
Time	8.2%	8.8%

The Company obtains deposits primarily from the communities it serves.  The Company believes that no material portion of its deposits has been obtained from or is dependent on any one person or industry.  The Company accepts deposits in excess of $250,000  (the current FDIC insurance limit) from customers.  These deposits are priced to remain competitive.

Maturities of time certificates of deposits of over $250,000 or more outstanding at March 31, 2025 and December 31, 2024 are summarized as follows:

	(in thousands)
	March 31, 2025	December 31, 2024
Three months or less	$17,868	$11,741
Over three months through six months	11,442	14,051
Over six months to twelve months	10,849	13,180
Over twelve months	1,859	2,400
Total	$42,018	$41,372

Approximately 39% and 40% of our deposits were uninsured by the FDIC as of the periods ended March 31, 2025 and December 31, 2024, respectively.

Liquidity and Capital Resources

In order to serve our market area and comply with banking regulations, the Company must maintain adequate liquidity and adequate capital. Liquidity refers to the Company’s ability to provide funds at an acceptable cost to meet loan and other credit demand and deposit withdrawals, as well as contingency plans to meet unanticipated funding needs or loss of funding sources. These objectives can be addressed from either the asset or liability side of the balance sheet.

Asset liquidity sources consist of the repayments and maturities of loans, selling of loans, short-term money market investments, maturities of securities and sales of securities from the available-for-sale portfolio. These activities are generally summarized as investing activities in the Condensed Consolidated Statement of Cash Flows. For the three months ended March 31, 2025, net liquidity provided by investing activities totaled $15,413,000.

The Company’s available-for-sale investment securities plus cash and cash equivalents in excess of reserve requirements and certificates of deposit totaled $764,466,000 on March 31, 2025, which was 40.8% of assets at that date. This was a decrease of $4,909,000 from $769,375,000 and 40.7% as of December 31, 2024. The Company’s investment securities are generally shorter term in nature to provide ongoing cash flows for liquidity needs and/or reinvestment for interest rate risk management. On March 31, 2025, the effective duration of our investment securities was 3.17 with projected principal cashflow of $129,242,000 for the remainder of 2025 available for reinvestment or liquidity needs. The Company had no held-to-maturity securities as of March 31, 2025 and December 31, 2024.

Liquidity may also be impacted from liabilities through changes in deposits and borrowings outstanding. These activities are included under financing activities in the Condensed Consolidated Statement of Cash Flows. As of March 31, 2025, the Company had $0 in borrowings outstanding. For the three months ended March 31, 2025, net liquidity used in financing activities totaled $26,564,000 primarily as a result of a decrease in deposits. While these sources of funds are expected to continue to provide significant amounts of funds in the future, their mix, as well as the possible use of other liquidity sources, will depend on future economic and market conditions.

Liquidity is also provided or used through the results of operating activities, including from net income. For the three months ended March 31, 2025, operating activities provided cash of $3,420,000.

Index
Liquidity is measured by various ratios, in management’s opinion, the most common being the ratio of net loans to deposits (including loans held-for-sale).  This ratio was 62.2% and 61.6% as of March 31, 2025 and December 31, 2024, respectively.

Loan demand during 2025 will depend in part on economic and competitive conditions. The Company emphasizes the solicitation of non-interest-bearing demand deposits and money market checking accounts, which are the least sensitive to interest rates. The outlook for deposit balances during 2025 is subject to policies of and actions by the Federal Reserve and heightened competition.

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks which totaled $130,000,000 at March 31, 2025.  Additionally, the Company has a line of credit with the FHLB, with a remaining borrowing capacity at March 31, 2025 of $395,974,000; credit availability from the FHLB is subject to certain collateral requirements.

The Company’s primary source of liquidity on a stand-alone basis is dividends from the Bank.  Dividends from the Bank are subject to regulatory restrictions.

In July 2013, the Federal Reserve and the other U.S. federal banking agencies adopted final rules making significant changes to the U.S. regulatory capital framework for U.S. banking organizations and to conform this framework to the guidelines published by the Basel Committee known as the Basel III Global Regulatory Framework for Capital and Liquidity.  The Basel Committee is a committee of banking supervisory authorities from major countries in the global financial system which formulates broad supervisory standards and guidelines relating to financial institutions for implementation on a country-by-country basis.   These rules adopted by the Federal Reserve and the other federal banking agencies (the U.S. Basel III Capital Rules) replaced the federal banking agencies’ general risk-based capital rules, advanced approaches rule, market risk rule, and leverage rules, in accordance with certain transition provisions.

Banks, such as First Northern, became subject to the final rules on January 1, 2015.  The final rules implemented higher minimum capital requirements, included a new common equity Tier 1 capital requirement, and established criteria that instruments must meet in order to be considered common equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital.  The final rules provide for increased minimum capital ratios as follows: (a) a common equity Tier 1 capital ratio of 4.5%; (b) a Tier 1 capital ratio of 6%; (c) a total capital ratio of 8%; and (d) a Tier 1 leverage ratio to average consolidated assets of 4%.  Under these rules, in order to avoid certain limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements (equal to 2.5% of total risk-weighted assets).  The capital conservation buffer is designed to absorb losses during periods of economic stress.

Pursuant to the Economic Growth, Regulatory Relief and Consumer Protection Act ("EGRRCPA"), the FRB adopted a final rule, effective August 31, 2018, amending the Small Bank Holding Company and Savings and Loan Holding Company Policy Statement (the “policy statement”) to increase the consolidated assets threshold to qualify to utilize the provisions of the policy statement from $1 billion to $3 billion. Bank holding companies, such as the Company, are subject to capital adequacy requirements of the FRB; however, bank holding companies which are subject to the policy statement are not subject to compliance with the regulatory capital requirements until they hold $3 billion or more in consolidated total assets. As a consequence, as of December 31, 2018, the Company was not required to comply with the FRB’s regulatory capital requirements until such time that its consolidated total assets equal $3 billion or more or if the FRB determines that the Company is no longer deemed to be a small bank holding company. However, if the Company had been subject to these regulatory capital requirements, it would have exceeded all regulatory requirements.

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

Index
As of March 31, 2025, the Bank’s capital ratios exceeded applicable regulatory requirements.  The following table presents the capital ratios for the Bank, compared to the regulatory standards for well-capitalized depository institutions, as of March 31, 2025.

	(amounts in thousands except percentage amounts)
	Actual		Well Capitalized Ratio
	Capital	Ratio	Requirement
Leverage	$206,219	10.85%	5.0%
Common Equity Tier 1	$206,219	16.09%	6.5%
Tier 1 Risk-Based	$206,219	16.09%	8.0%
Total Risk-Based	$222,254	17.35%	10.0%

Index
ITEM 3.   – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.   – CONTROLS AND PROCEDURES

(a)  We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2025.  This conclusion is based on an evaluation conducted under the supervision and with the participation of management.

(b)  During the quarter ended March 31, 2025, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. – RISK FACTORS

We are subject to various risks and uncertainties, which could materially affect our business, results of operations, financial condition, future results, and the trading price of our common stock. You should read carefully the following information together with the information appearing in Part I, Item 1A, “Risk Factors” in our 2024 Form 10-K. The following information supplements and, to the extent inconsistent, supersedes some of the information appearing in the “Risk Factors” section of our 2024 Form 10‑K. These risk factors, as well as our condensed consolidated financial statements and notes thereto and the other information appearing in this Report, should be reviewed carefully for important information regarding risks that affect us.

Changes in U.S. and Foreign Government Policies, Including the Imposition of or Further Increases in Tariffs and Changes to Existing Trade Agreements, Could Have a Material Adverse Effect on the Bank’s Customers, Which, in Turn, Could Adversely Affect Our Business, Financial Condition and Results of Operations

In February 2025, the new Trump Administration announced that it would be imposing increases in tariffs on goods imported to the U.S. from Canada, Mexico, and China, and, in April 2025, the Administration announced the imposition of increased tariffs on goods imported to the U.S. from other countries. As a consequence, other countries, in retaliation to the U.S.’s tariff measures, announced the imposition of increased levels of tariffs on goods exported to such countries by companies in the U.S.  The Administration subsequently announced a delay of 90 days in the implementation of those increased tariffs for most other countries, leaving in place, however, a 10% baseline tariff that went into effect on April 5 and that applies to nearly all imports from all countries.  These tariffs could be of particular concern to U.S. companies operating in the agricultural sector who export agricultural goods to other countries. The Company’s customers include a number of agricultural businesses, which could be negatively affected.

As a result of these changes to U.S. and foreign government trade policies, there may be changes to existing trade agreements, greater restrictions on free trade generally, the imposition of or significant further increases in tariffs on goods imported into the U.S., and adverse responses by foreign governments to U.S. trade policies, among other possible changes. While the Administration has announced a delay in the implementation of those increased tariffs for most countries, the 10% baseline tariff that applies to nearly all

Index
imports from all countries remains in effect, and it remains unclear what the Administration or foreign governments will or will not do with respect to tariffs or trade agreements and policies. The extent and duration of any tariffs, and the resulting impact on economic conditions generally and on our customers’ businesses in particular are uncertain and depend on various factors, such as negotiations between the U.S. and other countries, the responses of such countries, and exemptions or exclusions that may be granted. A significant trade disruption or the establishment or further increase of any tariffs, trade protection measures or restrictions could result in lost sales, adversely impacting our banking customers and their businesses, including our agricultural business customers. In addition, international trade disputes, including those related to tariffs, could result in inflationary pressures and/or adversely impact global supply chains, which could increase the costs of doing business for our banking customers.  Changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the countries where our banking customers currently sell products, including agricultural products, and any resulting negative sentiments towards the U.S. and U.S. businesses as a result of such changes, could also have a material adverse effect on our banking customers’ business, financial condition, results of operations and cash flows.  If these events negatively affect our banking clients, or general economic conditions nationally, in California, or in our local markets, our business, financial condition and results of operations could be adversely affected.

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

While we currently do not anticipate liquidity constraints of the kind that caused these other financial services institutions to fail or require external support, constraints on our liquidity could occur as a result of customers choosing to maintain their deposits with larger financial institutions or to invest in higher yielding short-term fixed income securities, which could materially adversely impact our liquidity, cost of funding, loan funding capacity, net interest margin, capital and results of operations. If we were required to sell a portion of our securities portfolio to address liquidity needs, we may incur losses, including as a result of the negative impact of rising interest rates on the value of our securities portfolio, which could negatively affect our earnings and our capital. While the Company has taken actions which aim to maintain adequate and diversified sources of funding and management believes that its liquidity measures are reasonable in light of the nature of the Bank’s customer base, there can be no assurance that such actions will be sufficient in the event of a sudden liquidity crisis.

These bank failures may also result in potentially adverse changes to laws or regulations governing banks and bank holding companies, enhanced regulatory supervision and examination policies and priorities, and/or the imposition of restrictions through regulatory supervisory or enforcement activities, including higher capital requirements and/or an increase in the Bank’s deposit insurance assessments. The FDIC has proposed that Congress consider various changes in the FDIC insurance program, including possible increases in the deposit insurance limit for certain types of accounts, such as business payment accounts.  Although these legislative and regulatory actions cannot be predicted with certainty, any of these potential legislative or regulatory actions could, among other things, subject us to additional costs, limit the types of financial services and products we may offer, and reduce our profitability, any of which could materially and adversely affect our business, results of operations or financial condition.

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

As noted previously, the Trump Administration recently imposed increased tariffs on goods imported to the U.S. from other countries. As a consequence, other countries, in retaliation to the U.S.’s tariff measures, announced the imposition of increased levels of tariffs

Index
on goods exported to such countries by companies in the U.S.  The Administration subsequently announced a delay of 90 days in the implementation of those increased tariffs for most other countries, leaving in place, however, a 10% baseline tariff that went into effect on April 5 and that applies to nearly all imports from all countries.  It remains unclear what the Administration or foreign governments will or will not do with respect to tariffs or trade agreements and policies.  International trade disputes, including those related to tariffs, could result in inflationary pressures and/or adversely impact global supply chains, which could increase the costs of doing business for our banking customers.  Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange, and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets, which could have resulting material adverse effects on general economic conditions nationally, in California, or in our local markets.  Some economists have predicted that the Administration’s steep new tariffs could curtail growth and result in price increases for American consumers, ultimately increasing the likelihood of a U.S. recession.  Any of these developments could adversely affect our business, financial condition and results of operations.

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

The Bank provides financing to, and receives deposits from, businesses in a number of other industries that may be particularly vulnerable to industry-specific economic factors, including the home building, commercial real estate, retail, agricultural, industrial, and commercial industries. Following the financial crisis of 2008, the home building industry in California was especially adversely impacted by the deterioration in residential real estate markets, which lead the Bank to take additional provisions and charge-offs against credit losses in this portfolio. The recessionary economic and market conditions resulting from the COVID-19 pandemic also significantly affected the commercial and residential real estate markets in the U.S. generally, and in California in particular, decreasing property values, increasing the risk of defaults and reducing the value of real estate collateral.  Continued volatility in fuel prices and energy costs and return of drought conditions in California could also adversely affect businesses in several of these industries.

As noted previously, the Trump Administration recently imposed increased tariffs on goods imported to the U.S. from other countries. As a consequence, other countries, in retaliation to the U.S.’s tariff measures, announced the imposition of increased levels of tariffs on goods exported to such countries by companies in the U.S.  The Administration subsequently announced a delay of 90 days in the implementation of those increased tariffs for most other countries, leaving in place, however, a 10% baseline tariff that went into effect on April 5 and that applies to nearly all imports from all countries.  Such tariffs could be of particular concern to U.S. companies operating in the agricultural sector who export agricultural goods to other countries. The Company’s customers include a

Index
number of agricultural businesses, which could be negatively affected. See “Changes in U.S. and Foreign Government Policies, Including the Imposition of or Further Increases in Tariffs and Changes to Existing Trade Agreements, Could Have a Material Adverse Effect on the Bank’s Customers, Which, in Turn, Could Adversely Affect Our Business, Financial Condition and Results of Operations,” above in these “Risk Factors” in this Quarterly Report on Form 10-Q.

Industry specific risks are beyond the Bank’s control and could adversely affect the Bank’s portfolio of loans, potentially resulting in an increase in non-performing loans or charge-offs and a slowing of growth or reduction in our loan portfolio.

In recent years, wildfires across California and in our market areas resulted in significant damage and destruction of property and equipment. The fire damage resulted in adverse economic impacts to those affected markets and beyond and on the Bank's customers.  In addition, the major electric utility company in our region has adopted programs of electrical power shut-offs, often for multiple days, in wide areas of Northern California during periods of high winds and high fire danger.  Shut-offs of power by this utility have adversely impacted the business of some of our customers and also have resulted in some of our branches being temporarily closed.  It can be expected that these events will continue to occur from time to time in the areas served by the Bank, and that the consequences of these natural disasters, including programs of public utility public safety power outages when weather conditions and fire danger warrant, may adversely affect the Bank’s business and that of its customers. It is also possible that climate change may be increasing the severity or frequency of adverse weather conditions, thus increasing the impact of these types of natural disasters on our business and that of our customers.  For additional information, see "Our Operations, Business and Customers Could be Materially Adversely Affected by the Physical Effects of Climate Change, as well as Governmental and Societal Responses to Climate Change," in "Risk Factors" in our 2024 Form 10-K.

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

Fluctuations in market rates and other market disruptions are neither predictable nor controllable and may adversely affect our financial condition and earnings.  Since 2022, inflationary pressures have affected many aspects of the U.S. economy, including gasoline and fuel prices, and global and domestic supply-chain issues have also had a disruptive effect on many industries, including the agricultural industry. In January 2022, due to elevated levels of inflation and corresponding pressure to raise interest rates, the FRB announced after several periods of historically low federal funds rates and yields on Treasury notes that it would be slowing the pace of its bond purchasing and increasing the target range for the federal funds rate over time. The FOMC increased the target range 525 basis points from March 2022 through July 2023.  The target range remained unchanged through much of 2024 until the FOMC decreased the rate 100 basis points during the last four months of the year.  As of December 31, 2024, the target range for the federal funds rate had been decreased to 4.25% to 4.50%. It remains uncertain whether the FOMC will further decrease the target range for the federal funds rate to attain a monetary policy sufficiently restrictive to return inflation to more normalized levels, further reduce the federal funds rate or leave the rate at its current elevated level for a lengthy period of time.  As noted previously, the Trump Administration recently imposed increased tariffs on goods imported to the U.S. from other countries. As a consequence, other countries, in retaliation to the U.S.’s tariff measures, announced the imposition of increased levels of tariffs on goods exported to such countries by companies in the U.S.  The Administration subsequently announced a delay of 90 days in the implementation of those increased tariffs for most other countries, leaving in place, however, a 10% baseline tariff that went into effect on April 5 and that applies to nearly all imports from all countries.  Such tariffs could result in increased inflationary pressures on the U.S. economy. These developments could adversely affect our banking customers’ businesses, which, in turn, could adversely affect our business, financial condition and results of operations.  See “Economic Conditions in the U.S. May Soften or Become Recessionary with Resultant Adverse Consequences for the U.S. Financial Services Industry and for the Bank,” above in these “Risk Factors” in this Quarterly Report on Form 10-Q.

Index
Beginning in 2021, the U.S. Economy Began to Reflect Relatively Rapid Rates of Increase in the Consumer Price Index and Other Economic Indices; a Prolonged Elevated Rate of Inflation Could Present Risks for the U.S. Banking Industry and Our Business.

Beginning in 2021, the U.S. economy exhibited relatively rapid rates of increase in the consumer price index and other economic indices. If the U.S. economy encounters a significant, prolonged rate of inflation, this could pose higher relative risks to the banking industry and our business.  Such inflationary periods have historically corresponded with relatively weaker earnings and higher credit losses for banks.  In the past, inflationary environments have caused financing conditions to tighten and have increased borrowing costs for some marginal borrowers which, in turn, has impacted bank credit quality and loan growth.  Additionally, a sustained period of inflation well above the FRB’s long-term target could prompt broad-based selling of longer-duration, fixed-rate debt, which could have negative implications for equity and real estate markets.  Lower interest rates enable less credit-worthy borrowers to more readily meet their debt obligations.  Small businesses and leveraged loan borrowers can be challenged in a materially higher-rate environment.  Higher interest rates can also present challenges for commercial real estate projects, pressuring valuations and loan-to-value ratios.  The FRB initiated a series of significant interest rate increases in response to the recent economic developments.  For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Net Interest Income" in our 2024 Form 10-K and "-Interest Income" in this quarterly report on Form 10-Q.

In addition, the war between Russia and Ukraine and global reactions thereto have increased U.S. domestic and global energy prices.  Oil supply disruptions related to the Russia-Ukraine conflict, and sanctions and other measures taken by the U.S. or its allies, could lead to higher costs for gas, food and goods in the U.S. and exacerbate the inflationary pressures on the economy. As noted previously, the Trump Administration recently imposed increased tariffs on goods imported to the U.S. from other countries. As a consequence, other countries, in retaliation to the U.S.’s tariff measures, announced the imposition of increased levels of tariffs on goods exported to such countries by companies in the U.S.  The Administration subsequently announced a delay of 90 days in the implementation of those increased tariffs for most other countries, leaving in place, however, a 10% baseline tariff that went into effect on April 5 and that applies to nearly all imports from all countries.  Such tariffs could result in increased inflationary pressures on the U.S. economy. These developments could adversely affect our banking customers’ businesses, which, in turn, could adversely affect our business, financial condition and results of operations.  See “Economic Conditions in the U.S. May Soften or Become Recessionary with Resultant Adverse Consequences for the U.S. Financial Services Industry and for the Bank,” above in these “Risk Factors” in this Quarterly Report on Form 10-Q.

Index
ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Company made the following purchases of its common stock during the three months ended March 31, 2025:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(1)
January 1 - January 31, 2025	—	—	—	543,972
February 1 - February 28, 2025	101,415	$9.98	101,415	442,557
March 1 - March 31, 2025	25,705	$10.22	25,705	416,852
Total	127,120		127,120

(1)  On March 27, 2024, the Company approved a stock repurchase program effective May 1, 2024.  The stock repurchase program, which remains in effect until April 30, 2026 unless terminated sooner, allows repurchases by the Company in an aggregate amount of no more than 6% of the Company’s 15,550,731 outstanding shares of common stock as of March 21, 2024.  This represented total shares of 979,695 eligible for repurchase at May 1, 2024. The total number of shares eligible for repurchase has been adjusted to give retroactive effect to stock dividends and stock splits, including the 5% stock dividend declared on January 23, 2025, paid on March 25, 2025 to shareholders of record as of February 28, 2025.

ITEM 3. – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. – OTHER INFORMATION

During the quarter ended March 31, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Comprehensive Income/Loss, (iv) the Condensed Consolidated Statement of Stockholders’ Equity, (v) the Condensed Consolidated Statements of Cash Flows and (vi) the Notes to Condensed Consolidated Financial Statements. The XBRL instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

FIRST NORTHERN COMMUNITY BANCORP

Date:	May 9, 2025	By:	/s/ Kevin Spink

Kevin Spink, Executive Vice President / Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)