Form 10-Q
period 2025-06-30
FIRST NORTHERN COMMUNITY BANCORP
filed 2025-08-08
CIK 1114927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025

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

The number of shares of Common Stock outstanding as of August 4, 2025 was 15,780,933.

FIRST NORTHERN COMMUNITY BANCORP

Index
PART I – FINANCIAL INFORMATION

FIRST NORTHERN COMMUNITY BANCORP

ITEM I.    – FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)	June 30, 2025	December 31, 2024

Assets

Cash and cash equivalents	$126,851	$119,448
Certificates of deposit	14,576	16,074
Investment securities – available-for-sale, at estimated fair value, net of allowance for credit losses of $0; amortized cost of $625,983 at June 30, 2025 and $682,346 at December 31, 2024	593,550	633,853
Loans, net of allowance for credit losses of $16,122 at June 30, 2025 and $15,885 at December 31, 2024	1,063,458	1,046,852
Stock in Federal Home Loan Bank and other equity securities, at cost	10,871	10,518
Premises and equipment, net	7,935	9,248
Other real estate owned	1,241	—
Core deposit intangible, net	2,952	3,321
Interest receivable and other assets	50,556	52,408

Total Assets	$1,871,990	$1,891,722

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Demand deposits	$688,039	$715,424
Interest-bearing transaction deposits	381,063	376,250
Savings and MMDA’s	464,093	458,445
Time, $250,000 or less	81,808	108,598
Time, over $250,000	48,274	41,372
Total deposits	1,663,277	1,700,089

Interest payable and other liabilities	13,828	15,301

Total Liabilities	1,677,105	1,715,390

Commitments and contingencies (Note 7)

Stockholders’ Equity:
Common stock, no par value; 32,000,000 shares authorized; 15,818,328 shares issued and outstanding at June 30, 2025 and 15,943,051 shares issued and outstanding at December 31, 2024	126,468	127,902
Additional paid-in capital	977	977
Retained earnings	90,081	81,304
Accumulated other comprehensive loss, net	(22,641)	(33,851)
Total Stockholders’ Equity	194,885	176,332

Total Liabilities and Stockholders’ Equity	$1,871,990	$1,891,722

See notes to unaudited condensed consolidated financial statements.

Index
FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(in thousands, except per share amounts)	Three months ended June 30, 2025	Three months ended June 30, 2024	Six months ended June 30, 2025	Six months ended June 30, 2024
Interest and dividend income:
Loans	$14,629	$13,830	$28,231	$27,305
Due from banks interest bearing accounts	1,167	2,084	2,055	3,799
Investment securities
Taxable	4,137	3,088	8,485	5,933
Non-taxable	391	261	784	513
Other earning assets	250	267	522	523
Total interest and dividend income	20,574	19,530	40,077	38,073
Interest expense:
Deposits	3,546	3,552	7,106	6,733
FHLB advances	75	—	75	—
Total interest expense	3,621	3,552	7,181	6,733
Net interest income	16,953	15,978	32,896	31,340
Provision for credit losses	—	1,050	850	750
Net interest income after provision for credit losses	16,953	14,928	32,046	30,590
Non-interest income:
Service charges on deposit accounts	415	437	837	865
Gains on sales of loans held-for-sale	10	5	24	5
Investment and brokerage services income	150	137	301	276
Mortgage brokerage income	—	11	—	20
Loan servicing income	71	66	147	133
Debit card income	698	705	1,351	1,364
Losses on sales/calls of available-for-sale securities	(36)	(38)	(89)	(80)
Other income	229	161	419	408
Total non-interest income	1,537	1,484	2,990	2,991
Non-interest expenses:
Salaries and employee benefits	6,195	5,593	12,569	12,264
Occupancy and equipment	1,280	1,183	2,419	2,310
Data processing	1,099	966	2,195	1,986
Stationery and supplies	65	82	148	142
Advertising	97	86	230	194
Directors’ fees	87	86	134	155
Amortization of core deposit intangible	180	203	369	414
Other expense	1,890	2,100	4,419	4,061
Total non-interest expenses	10,893	10,299	22,483	21,526
Income before provision for income taxes	7,597	6,113	12,553	12,055
Provision for income taxes	2,131	1,689	3,416	3,355

Net income	$5,466	$4,424	$9,137	$8,700

Basic earnings per common share	$0.35	$0.28	$0.58	$0.55
Diluted earnings per common share	$0.35	$0.27	$0.58	$0.54

See notes to unaudited condensed consolidated financial statements.

Index
FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands)	Three months ended June 30, 2025	Three months ended June 30, 2024	Six months ended June 30, 2025	Six months ended June 30, 2024
Net income	$5,466	$4,424	$9,137	$8,700
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) arising during the period, net of tax effect of $1,111 and $4 for the three months ended June 30, 2025 and June 30, 2024, respectively, and $4,824 and $(621) for the six months ended June 30, 2025 and June 30, 2024, respectively	2,298	7	11,147	(1,483)
Less: reclassification adjustment due to losses realized on sales of securities, net of tax effect of $10 and $11 for the three months ended June 30, 2025 and June 30, 2024, respectively, and $26 and $24 for the six months ended June 30, 2025 and June 30, 2024, respectively	26	27	63	56
Other comprehensive income (loss), net of tax	$2,324	$34	$11,210	$(1,427)

Comprehensive income	$7,790	$4,458	$20,347	$7,273

See notes to unaudited condensed consolidated financial statements.

Index
FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)
(in thousands, except share data)
	Common Stock		Additional Paid-in	Retained	Accumulated Other Comprehensive
	Shares	Amounts	Capital	Earnings	Loss, net of tax	Total

Balance at December 31, 2023	15,482,332	$123,235	$977	$68,760	$(33,727)	$159,245
Net income				4,276		4,276
Other comprehensive loss, net of taxes					(1,461)	(1,461)
Stock dividend adjustment	2,671	325		(325)		—
Cash in lieu of fractional shares	(148)			(7)		(7)
Stock-based compensation		296				296
Common shares issued related to restricted stock grants, net of restricted stock reversals	57,489	—				—
Stock options exercised, net of swapped shares	8,387	—				—
Balance at March 31, 2024	15,550,731	$123,856	$977	$72,704	$(35,188)	$162,349
Net income				4,424		4,424
Other comprehensive income, net of taxes					34	34
Stock-based compensation		159				159
Common shares issued related to restricted stock grants	4,470	—				—
Stock repurchase and retirement	(137,500)	(1,239)				(1,239)
Stock options exercised, net of swapped shares	1,872	—				—
Balance at June 30, 2024	15,419,573	$122,776	$977	$77,128	$(35,154)	$165,727

Balance at December 31, 2024	15,943,051	$127,902	$977	$81,304	$(33,851)	$176,332
Net income				3,671		3,671
Other comprehensive income, net of taxes					8,886	8,886
Stock dividend adjustment	(616)	352		(352)		—
Cash in lieu of fractional shares	(129)			(8)		(8)
Stock-based compensation		198				198
Common shares issued related to restricted stock grants	64,807	—				—
Stock options exercised, net of swapped shares	17,936	—				—
Stock repurchase and retirement	(127,120)	(1,274)				(1,274)
Balance at March 31, 2025	15,897,929	$127,178	$977	$84,615	$(24,965)	$187,805
Net income				5,466		5,466
Other comprehensive income, net of taxes					2,324	2,324
Stock-based compensation		166				166
Stock options exercised, net of swapped shares	9,162	—				—
Stock repurchase and retirement	(88,763)	(876)				(876)
Balance at June 30, 2025	15,818,328	$126,468	$977	$90,081	$(22,641)	$194,885

See notes to unaudited condensed consolidated financial statements.

Index
FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)
	Six months ended June 30, 2025	Six months ended June 30, 2024
Cash Flows From Operating Activities
Net income	$9,137	$8,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	503	532
Accretion and amortization of investment securities premiums and discounts, net	(681)	505
Decrease in deferred loan origination fees and costs, net	(197)	(36)
Amortization of core deposit intangible	369	414
Provision for credit losses	850	750
Stock-based compensation	364	455
Losses on sales/calls of available-for-sale securities	89	80
Amortization of operating lease right-of-use asset	438	510
Gains on sales of loans held-for-sale	(24)	(5)
Proceeds from sales of loans held-for-sale	1,908	1,699
Originations of loans held-for-sale	(1,884)	(1,961)
Changes in assets and liabilities:
Increase in interest receivable and other assets	(3,436)	(1,533)
Decrease in interest payable and other liabilities	(1,473)	(4,914)
Net cash provided by operating activities	5,963	5,196

Cash Flows From Investing Activities
Proceeds from calls or maturities of available-for-sale securities	24,000	42,785
Proceeds from sales of available-for-sale securities	27,315	2,932
Principal repayments on available-for-sale securities	42,420	35,155
Purchases of available-for-sale securities	(36,780)	(72,199)
Proceeds from maturities of certificates of deposit	2,208	5,430
Purchases of certificates of deposit	(710)	(2,580)
Net (increase) decrease in loans	(17,259)	2,603
Purchases of Federal Home Loan Bank stock and other equity securities, at cost	(353)	—
Purchases of premises and equipment	(431)	(119)
Net cash provided by investing activities	40,410	14,007

Cash Flows From Financing Activities
Net (decrease) increase in deposits	(36,812)	14,615
Cash dividends paid in lieu of fractional shares	(8)	(7)
Repurchases of common stock	(2,150)	(1,239)
Net cash (used in) provided by financing activities	(38,970)	13,369

Net increase in Cash and Cash Equivalents	7,403	32,572
Cash and Cash Equivalents, beginning of period	119,448	149,211
Cash and Cash Equivalents, end of period	$126,851	$181,783

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$7,813	$7,151
Income taxes	3,620	4,520
Supplemental disclosures of non-cash investing and financing activities:
Stock dividend distributed	7,510	6,392
Unrealized holding gains (losses) on available-for-sale securities, net of taxes	11,210	(1,427)
Market value of shares tendered in-lieu of cash to pay for exercise of options	805	348
Transfer of premises and equipment to other real estate owned	1,241	—

See notes to unaudited condensed consolidated financial statements.

Index
FIRST NORTHERN COMMUNITY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                                                June 30, 2025 and 2024 and December 31, 2024
1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of First Northern Community Bancorp (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the Securities and Exchange Commission (“SEC”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. All material intercompany balances and transactions have been eliminated in consolidation.

2.	ACCOUNTING POLICIES

The most significant accounting policies followed by the Company are presented in Note 1 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

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

Index
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

The amortized cost, unrealized gains and losses, estimated fair values, and allowance for credit losses (ACL) of investments in debt and other securities at June 30, 2025 are summarized as follows:

(in thousands)	Amortized cost	Unrealized gains	Unrealized losses	Estimated fair value	ACL
Investment securities available-for-sale:
U.S. Treasury securities	$86,783	$339	$(790)	$86,332	$—
Securities of U.S. government agencies and corporations	90,069	325	(2,836)	87,558	—
Obligations of states and political subdivisions	71,658	106	(5,745)	66,019	—
Collateralized mortgage obligations	106,566	108	(13,215)	93,459	—
Mortgage-backed securities	270,907	814	(11,539)	260,182	—

Total debt securities	$625,983	$1,692	$(34,125)	$593,550	$—

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

The Company generated $23,948,000 and $1,961,000 in proceeds from sales of available-for-sale securities for the three-month periods ended June 30, 2025 and 2024, respectively. The Company generated $27,315,000 and $2,932,000 in proceeds from sales of available-for-sale securities for the six-month periods ended June 30, 2025 and 2024, respectively. Gross realized gains on sales of available-for-sale securities were $93,000 and $0 for the three month periods ended June 30, 2025 and 2024, respectively. Gross realized gains on sales of available-for-sale securities were $93,000 and $0 for the six-month periods ended June 30, 2025 and 2024, respectively. Gross realized losses on sales of available-for-sale securities were $129,000 and $38,000 for the three-month periods ended June 30, 2025 and 2024, respectively. Gross realized losses on sales of available-for-sale securities were $182,000 and $80,000 for the six-month periods ended June 30, 2025 and 2024, respectively.

The amortized cost and estimated fair value of debt and other securities at June 30, 2025, by contractual maturity, are shown in the following table:

(in thousands)	Amortized cost	Estimated fair value

Maturity in years:
Due in one year or less	$53,321	$53,105
Due after one year through five years	115,710	113,092
Due after five years through ten years	36,157	34,912
Due after ten years	43,322	38,800
Subtotal	248,510	239,909
Mortgage-backed securities & collateralized mortgage obligations	377,473	353,641
Total	$625,983	$593,550

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  In addition, factors such as prepayments and interest rates may affect the yield on the carrying

Index
value of mortgage-related securities.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of June 30, 2025, follows:

(in thousands)	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses

U.S. Treasury securities	$14,121	$(66)	$24,958	$(724)	$39,079	$(790)
Securities of U.S. government agencies and corporations	8,959	(145)	53,478	(2,691)	62,437	(2,836)
Obligations of states and political subdivisions	26,149	(1,516)	32,154	(4,229)	58,303	(5,745)
Collateralized mortgage obligations	13,481	(1,008)	60,844	(12,207)	74,325	(13,215)
Mortgage-backed securities	47,648	(626)	132,658	(10,913)	180,306	(11,539)
Total	$110,358	$(3,361)	$304,092	$(30,764)	$414,450	$(34,125)

Eighty-three securities, all considered investment grade, which had an aggregate fair value of $110,358,000 and a total unrealized loss of $3,361,000, have been in an unrealized loss position for less than twelve months as of June 30, 2025.  Three hundred and seventy-one securities, all considered investment grade, which had an aggregate fair value of $304,092,000 and a total unrealized loss of $30,764,000, have been in an unrealized loss position for more than twelve months as of June 30, 2025.  The unrealized losses on the Company’s investment securities were caused by market conditions for these types of investments, particularly changes in risk-free interest rates.  The decline in fair value is attributable to changes in interest rates and not credit quality, and the Company does not intend to sell the securities.  The Company has concluded it is not more likely than not that the Company will be required to sell these securities prior to recovery of their anticipated cost basis. Therefore, as of June 30, 2025 and December 31, 2024 the Company had not recorded an allowance for credit losses on these securities and the unrecognized or unrealized losses on these securities have not been recognized into income.

The fair value of investment securities could decline in the future if the general economy deteriorates, inflation and interest rates increase, credit ratings decline, the issuer’s financial condition deteriorates, or the liquidity for securities declines. As a result, an allowance for credit loss may occur in the future.

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

Investment securities carried at $78,281,000 and $53,589,000 at June 30, 2025 and December 31, 2024, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

Index
4.	LOANS AND ALLOWANCE FOR CREDIT LOSSES

The composition of the Company’s loan portfolio, by loan class, as of June 30, 2025 and December 31, 2024 was as follows:

(in thousands)	June 30, 2025	December 31, 2024

Commercial	$141,417	$117,921
Commercial Real Estate	720,364	723,650
Agriculture	91,079	92,564
Residential Mortgage	104,259	105,886
Residential Construction	6,874	6,858
Consumer	15,248	15,716

	1,079,241	1,062,595
Allowance for credit losses	(16,122)	(15,885)
Deferred origination fees and costs, net	339	142

Loans, net	$1,063,458	$1,046,852

At June 30, 2025 and December 31, 2024, all loans were pledged under a blanket collateral lien to secure actual or potential borrowings from the Federal Home Loan Bank (“FHLB”).

Allowance for Credit Losses

The following tables summarize the activity in the allowance for credit losses on loans which is recorded as a contra asset, and the reserve for unfunded commitments which is recorded on the balance sheet within other liabilities as of and for the three and six months ended June 30, 2025.

	Allowance for credit losses – Three months ended June 30, 2025
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision (recovery)	Ending Balance
Commercial	$2,064	$(185)	$2	$642	$2,523
Commercial Real Estate	8,871	(26)	—	937	9,782
Agriculture	3,932	—	—	(1,949)	1,983
Residential Mortgage	980	(5)	—	63	1,038
Residential Construction	407	—	—	92	499
Consumer	281	(1)	2	15	297
Allowance for credit losses on loans	16,535	(217)	4	(200)	16,122
Reserve for unfunded commitments	950	—	—	200	1,150
Total	$17,485	$(217)	$4	$—	$17,272

	Allowance for credit losses – Six months ended June 30, 2025
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision (recovery)	Ending Balance
Commercial	$1,622	$(195)	$67	$1,029	$2,523
Commercial Real Estate	10,245	(26)	—	(437)	9,782
Agriculture	1,555	—	—	428	1,983
Residential Mortgage	1,779	(5)	—	(736)	1,038
Residential Construction	433	—	—	66	499
Consumer	251	(7)	3	50	297
Allowance for credit losses on loans	15,885	(233)	70	400	16,122
Reserve for unfunded commitments	700	—	—	450	1,150
Total	$16,585	$(233)	$70	$850	$17,272

The Company utilizes three economic variables, forecasted unemployment, gross domestic product and single-family home prices, as loss drivers for its allowance for credit losses. During the quarter ended June 30, 2025, the GDP forecast called for a generally slowing trend, but still positive economic growth. The levels of forecasted national unemployment trended upward and forecasted median single-family home prices called for lower home price growth, slowing to negative growth. These negative trends in forecast factors coupled with an increase in loans receivable contributed to an increase in reserves for collectively evaluated loans during the quarter ended June 30, 2025. This was offset by a decrease in specific reserves due to a decrease in nonaccrual loans requiring specific reserves. Specific reserves recorded during the quarter ended March 31, 2025 were released during the quarter ended June 30, 2025 primarily due to securing additional collateral and receiving a paydown on a nonaccrual loan relationship. The Company recorded no

Index
provision for credit losses for the three months ended June 30, 2025. During the six months ended June 30, 2025, the Company recorded provision for credit losses totaling $850,000 primarily due to increases in loans receivable and unfunded commitments coupled with the negative trends in forecast factors. Management believes the allowance for credit losses at June 30, 2025 appropriately reflected expected credit losses in the loan portfolio at that date.

The following tables summarize the activity in the allowance for credit losses on loans which is recorded as a contra asset, and the reserve for unfunded commitments which is recorded on the balance sheet within other liabilities as of and for the three and six months ended June 30, 2024.

	Allowance for credit losses – Three months ended June 30, 2024
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision (recovery)	Ending Balance
Commercial	$1,547	$(427)	$6	$1,233	$2,359
Commercial Real Estate	10,496	—	—	(57)	10,439
Agriculture	1,641	—	—	39	1,680
Residential Mortgage	1,901	—	—	(39)	1,862
Residential Construction	361	—	—	19	380
Consumer	300	(1)	—	5	304
Allowance for credit losses on loans	16,246	(428)	6	1,200	17,024
Reserve for unfunded commitments	1,100	—	—	(150)	950
Total	$17,346	$(428)	$6	$1,050	$17,974

	Allowance for credit losses – Six months ended June 30, 2024
(in thousands)	Beginning balance	Charge-offs	Recoveries	Provision (recovery)	Ending Balance
Commercial	$2,041	$(557)	$47	$828	$2,359
Commercial Real Estate	10,864	—	—	(425)	10,439
Agriculture	997	—	—	683	1,680
Residential Mortgage	2,005	—	—	(143)	1,862
Residential Construction	334	—	—	46	380
Consumer	355	(14)	2	(39)	304
Allowance for credit losses on loans	16,596	(571)	49	950	17,024
Reserve for unfunded commitments	1,150	—	—	(200)	950
Total	$17,746	$(571)	$49	$750	$17,974

Index

Collateral-Dependent Loans

In accordance with ASC 326, a loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. All loans individually analyzed were collateral-dependent loans as of June 30, 2025 and December 31, 2024. The following table presents the amortized cost basis of collateral-dependent loans by class, which are individually evaluated to determine expected credit losses as of June 30, 2025 and December 31, 2024:

June 30, 2025
(in thousands)	Secured by 1-4 Family Residential Properties- 1st lien	Secured by 1-4 Family Residential Properties- junior lien	Secured by 1-4 Family Residential Properties- revolving	Commercial	Construction and land development
Commercial	$—	$—	$—	$243	$—
Commercial Real Estate	—	—	—	—	—
Agriculture	—	—	—	—	—
Residential Mortgage	190	—	—	—	—
Residential Construction	—	—	—	—	—
Consumer	—	255	353	—	—
Total	$190	$255	$353	$243	$—

(in thousands)	Secured by farmland	Agriculture production loans	Loans secured by owner- occupied, nonfarm nonresidential properties	Loans secured by other nonfarm nonresidential properties	Total
Commercial	$—	$—	$—	$—	$243
Commercial Real Estate	—	—	—	686	686
Agriculture	741	6,428	—	—	7,169
Residential Mortgage	—	—	—	—	190
Residential Construction	—	—	—	—	—
Consumer	—	—	—	—	608
Total	$741	$6,428	$—	$686	$8,896

December 31, 2024
(in thousands)	Secured by 1-4 Family Residential Properties-1st lien	Secured by 1-4 Family Residential Properties- junior lien	Secured by 1-4 Family Residential Properties- revolving	Commercial	Construction and land development
Commercial	$—	$—	$—	$139	$—
Commercial Real Estate	—	—	—	—	—
Agriculture	—	—	—	—	—
Residential Mortgage	202	—	—	—	—
Residential Construction	—	—	—	—	—
Consumer	—	282	360	—	—
Total	$202	$282	$360	$139	$—

(in thousands)	Secured by farmland	Agriculture production loans	Loans secured by owner- occupied, nonfarm nonresidential properties	Loans secured by other nonfarm nonresidential properties	Total
Commercial	$—	$—	$—	$—	$139
Commercial Real Estate	—	—	—	7,993	7,993
Agriculture	740	1,496	—	—	2,236
Residential Mortgage	—	—	—	—	202
Residential Construction	—	—	—	—	—
Consumer	—	—	—	—	642
Total	$740	$1,496	$—	$7,993	$11,212

Foreclosure Proceedings

The Company had no residential real estate property in the process of foreclosure at June 30, 2025 and December 31, 2024.

Index
Non-accrual and Past Due Loans

The Company’s loans by delinquency and non-accrual status, as of June 30, 2025 and December 31, 2024, was as follows:

(in thousands)	30-59 days Past Due & Accruing	60-89 days Past Due & Accruing	90 days or More Past Due & Accruing	Nonaccrual Loans	Total Past Due & Nonaccrual Loans	Current & Accruing Loans	Total Loans	Nonaccrual loans with No ACL
June 30, 2025
Commercial	$1,046	$764	$—	$243	$2,053	$139,364	$141,417	$139
Commercial Real Estate	1,867	—	—	686	2,553	717,811	720,364	686
Agriculture	—	—	—	7,169	7,169	83,910	91,079	3,416
Residential Mortgage	776	—	—	190	966	103,293	104,259	190
Residential Construction	—	—	—	—	—	6,874	6,874	—
Consumer	3	—	—	608	611	14,637	15,248	608
Total	$3,692	$764	$—	$8,896	$13,352	$1,065,889	$1,079,241	$5,039

December 31, 2024
Commercial	$2,287	$—	$—	$139	$2,426	$115,495	$117,921	$139
Commercial Real Estate	—	—	—	7,993	7,993	715,657	723,650	7,993
Agriculture	1,354	500	—	2,236	4,090	88,474	92,564	2,236
Residential Mortgage	749	—	—	202	951	104,935	105,886	202
Residential Construction	—	—	—	—	—	6,858	6,858	—
Consumer	—	10	—	642	652	15,064	15,716	642
Total	$4,390	$510	$—	$11,212	$16,112	$1,046,483	$1,062,595	$11,212

The Company recognized $378,000 and $314,000 of interest income on nonaccrual loans during the three months ended June 30, 2025 and June 30, 2024, respectively. The Company recognized $378,000 and $319,000 of interest income on nonaccrual loans during the six months ended June 30, 2025 and June 30, 2024, respectively.

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

The amortized cost basis of loans that were experiencing both financial difficulty and modification during the three months ended June 30, 2025 were as follows:

($ in thousands)	Term Extension	Combination Term Extension and Payment Delay	Total Class of Financing Receivable

Commercial	$1,157	$—	0.82%
Commercial Real Estate	1,334	—	0.19%
Agriculture	—	—	—
Residential Mortgage	—	—	—
Residential Construction	—	—	—
Consumer	—	—	—
Total	$2,491	$—	0.23%

The amortized cost basis of loans that were experiencing both financial difficulty and modification during the six months ended June 30, 2025 were as follows:

($ in thousands)	Term Extension	Combination Term Extension and Payment Delay	Total Class of Financing Receivable

Commercial	$1,243	$73	0.93%
Commercial Real Estate	1,334	—	0.19%
Agriculture	—	—	—
Residential Mortgage	—	—	—
Residential Construction	—	—	—
Consumer	—	—	—
Total	$2,577	$73	0.25%

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

The Company had no commitments to lend additional funds to borrowers whose loans were modified at June 30, 2025 and June 30, 2024.

Index
The following table presents the financial effect of the loan modifications to borrowers experiencing financial difficulty during the three-month period ended June 30, 2025:

	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in months)
Commercial	—	5
Commercial Real Estate	—	3
Agriculture	—	—
Residential Mortgage	—	—
Residential Construction	—	—
Consumer	—	—
Total	—	4

The following table presents the financial effect of the loan modifications to borrowers experiencing financial difficulty during the six-month period ended June 30, 2025:

	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in months)
Commercial	—	10
Commercial Real Estate	—	3
Agriculture	—	—
Residential Mortgage	—	—
Residential Construction	—	—
Consumer	—	—
Total	—	6

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

Index
Loans that were modified within the previous twelve months were current on payments as of June 30, 2025 and June 30, 2024. There were no loans modified within the previous twelve months and for which there was a payment default during the three- and six- month periods ended June 30, 2025 and June 30, 2024.

Upon the Company’s determination that a modified loan (or portion of a loan) has subsequently become uncollectible, the loan (or a portion of the loan) is written off.  Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the ACL is adjusted by the same amount.

Index
Credit Quality Indicators

All loans are rated using the credit risk ratings and criteria adopted by the Company.  Risk ratings are adjusted as future circumstances warrant.  All credits risk rated 1, 2, 3 or 4 equate to a Pass as indicated by Federal and State bank regulatory agencies; a 5 equates to a Special Mention; a 6 equates to Substandard; a 7 equates to Doubtful; and an 8 equates to a Loss.  For the definitions of each risk rating, see Note 4 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

The following tables present the loan portfolio by loan class, origination year, and internal risk rating as of June 30, 2025. Generally, existing term loans that were re-underwritten are reflected in the table in the year of renewal. Lines of credit that have a conversion feature at the time of origination, such as construction to permanent loans, are presented by year of origination. Revolving loans converted to term loans totaled $868,000 as of June 30, 2025.

(in thousands)
	Term Loans Amortized Cost Basis by Origination Year - As of June 30, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial
Pass	$37,865	$36,954	$12,581	$10,462	$4,787	$9,146	$25,513	$137,308
Special Mention	73	—	—	649	1,153	—	1,108	2,983
Substandard	48	49	—	—	—	438	348	883
Doubtful/Loss	—	—	—	—	31	—	212	243
Total Commercial loans	$37,986	$37,003	$12,581	$11,111	$5,971	$9,584	$27,181	$141,417
Year-to-date Period Charge-offs	—	(120)	(17)	—	—	—	(58)	(195)
Year-to-date Recoveries	—	—	51	—	—	16	—	67
Year-to-date Net Charge-offs	—	(120)	34	—	—	16	(58)	(128)

Commercial Real Estate
Pass	$32,816	$69,197	$109,182	$171,905	$162,767	$147,518	$1,227	$694,612
Special Mention	1,334	2,881	—	—	2,060	7,104	—	13,379
Substandard	—	—	1,060	3,447	2,006	5,860	—	12,373
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Commercial Real Estate loans	$34,150	$72,078	$110,242	$175,352	$166,833	$160,482	$1,227	$720,364
Year-to-date Charge-offs	—	—	(26)	—	—	—	—	(26)
Year-to-date Recoveries	—	—	—	—	—	—	—	—
Year-to-date Net Charge-offs	—	—	(26)	—	—	—	—	(26)

Agriculture
Pass	$3,386	$3,211	$5,532	$15,589	$19,326	15,779	$16,107	$78,930
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	58	1,593	2,325	1,334	2,212	7,522
Doubtful/Loss	—	874	—	1,329	—	—	2,424	4,627
Total Agriculture loans	$3,386	$4,085	$5,590	$18,511	$21,651	$17,113	$20,743	$91,079
Year-to-date Charge-offs	—	—	—	—	—	—	—	—
Year-to-date Recoveries	—	—	—	—	—	—	—	—
Year-to-date Net Charge-offs	—	—	—	—	—	—	—	—

Index
(in thousands)
	Term Loans Amortized Cost Basis by Origination Year - As of June 30, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Residential Mortgage
Pass	$459	$4,811	$19,618	$23,574	$25,178	$30,434	$—	$104,074
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	32	153	—	185
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Residential Mortgage loans	$459	$4,811	$19,618	$23,574	$25,210	$30,587	$—	$104,259
Year-to-date Charge-offs	(5)	—	—	—	—	—	—	(5)
Year-to-date Recoveries	—	—	—	—	—	—	—	—
Year-to-date Net Charge-offs	(5)	—	—	—	—	—	—	(5)

Residential Construction
Pass	$1,848	$2,205	$1,190	$493	$1,138	$—	$—	$6,874
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Residential Construction loans	$1,848	$2,205	$1,190	$493	$1,138	$—	$—	$6,874
Year-to-date Charge-offs	—	—	—	—	—	—	—	—
Year-to-date Recoveries	—	—	—	—	—	—	—	—
Year-to-date Net Charge-offs	—	—	—	—	—	—	—	—

Consumer
Pass	$131	$70	$85	$1,181	$101	$421	$12,645	$14,634
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	614	614
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Consumer loans	$131	$70	$85	$1,181	$101	$421	$13,259	$15,248
Year-to-date Charge-offs	(7)	—	—	—	—	—	—	(7)
Year-to-date Recoveries	2	—	—	—	—	1	—	3
Year-to-date Net Charge-offs	(5)	—	—	—	—	1	—	(4)

Total Loans
Pass	$76,505	$116,448	$148,188	$223,204	$213,297	$203,298	$55,492	$1,036,432
Special Mention	1,407	2,881	—	649	3,213	7,104	1,108	16,362
Substandard	48	49	1,118	5,040	4,363	7,785	3,174	21,577
Doubtful/Loss	—	874	—	1,329	31	—	2,636	4,870
Total Loans	$77,960	$120,252	$149,306	$230,222	$220,904	$218,187	$62,410	$1,079,241
Year-to-date Charge-offs	$(12)	$(120)	$(43)	$—	$—	$—	$(58)	$(233)
Year-to-date Recoveries	$2	$—	$51	$—	$—	$17	$—	$70
Year-to-date Net Charge-offs	$(10)	$(120)	$8	$—	$—	$17	$(58)	$(163)

Index
(in thousands)
	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial
Pass	$36,065	$14,319	$11,885	$11,894	$3,442	$8,030	$27,272	$112,907
Special Mention	—	—	874	1,561	—	—	1,590	4,025
Substandard	227	—	—	32	471	—	259	989
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Commercial loans	$36,292	$14,319	$12,759	$13,487	$3,913	$8,030	$29,121	$117,921
Year-to-date Period Charge-offs	(47)	(508)	(224)	(5)	(163)	(9)	—	(956)
Year-to-date Recoveries	—	—	4	—	—	56	—	60
Year-to-date Net Charge-offs	(47)	(508)	(220)	(5)	(163)	47	—	(896)

Commercial Real Estate
Pass	$68,278	$113,937	$178,142	$160,484	$39,913	$121,862	$6,529	$689,145
Special Mention	2,909	—	—	7,156	—	5,737	—	15,802
Substandard	—	381	—	2,052	1,638	14,632	—	18,703
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Commercial Real Estate loans	$71,187	$114,318	$178,142	$169,692	$41,551	$142,231	$6,529	$723,650
Year-to-date Charge-offs	—	—	—	—	—	—	—	—
Year-to-date Recoveries	—	—	—	—	—	—	—	—
Year-to-date Net Charge-offs	—	—	—	—	—	—	—	—

Agriculture
Pass	$4,857	$6,562	$14,846	$17,245	$5,675	$10,252	$20,420	$79,857
Special Mention	—	—	3,884	5,477	726	—	300	10,387
Substandard	—	—	—	740	—	—	1,580	2,320
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Agriculture loans	$4,857	$6,562	$18,730	$23,462	$6,401	$10,252	$22,300	$92,564
Year-to-date Charge-offs	—	—	—	—	—	—	—	—
Year-to-date Recoveries	—	—	—	—	—	—	—	—
Year-to-date Net Charge-offs	—	—	—	—	—	—	—	—

Index
(in thousands)
	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Residential Mortgage
Pass	$4,873	$20,162	$22,408	$26,123	$13,233	$18,886	$—	$105,685
Special Mention	—	—	—	—	—	—	—	—
Substandard	79	—	—	34	—	88	—	201
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Residential Mortgage loans	$4,952	$20,162	$22,408	$26,157	$13,233	$18,974	$—	$105,886
Year-to-date Charge-offs	—	—	—	—	—	—	—	—
Year-to-date Recoveries	—	—	—	—	—	—	—	—
Year-to-date Net Charge-offs	—	—	—	—	—	—	—	—

Residential Construction
Pass	$1,525	$2,117	$1,998	$1,218	$—	$—	$—	$6,858
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Residential Construction loans	$1,525	$2,117	$1,998	$1,218	$—	$—	$—	$6,858
Year-to-date Charge-offs	—	—	—	—	—	—	—	—
Year-to-date Recoveries	—	—	—	—	—	—	—	—
Year-to-date Net Charge-offs	—	—	—	—	—	—	—	—

Consumer
Pass	$212	$145	$1,129	$109	$122	$286	$13,071	$15,074
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	642	642
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Consumer loans	$212	$145	$1,129	$109	$122	$286	$13,713	$15,716
Year-to-date Charge-offs	(28)	—	—	—	—	—	—	(28)
Year-to-date Recoveries	10	—	—	—	—	3	—	13
Year-to-date Net Charge-offs	(18)	—	—	—	—	3	—	(15)

Total Loans
Pass	$115,810	$157,242	$230,408	$217,073	$62,385	$159,316	$67,292	$1,009,526
Special Mention	2,909	—	4,758	14,194	726	5,737	1,890	30,214
Substandard	306	381	—	2,858	2,109	14,720	2,481	22,855
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Loans	$119,025	$157,623	$235,166	$234,125	$65,220	$179,773	$71,663	$1,062,595
Year-to-date Charge-offs	$(75)	$(508)	$(224)	$(5)	$(163)	$(9)	$—	$(984)
Year-to-date Recoveries	$10	$—	$4	$—	$—	$59	$—	$73
Year-to-date Net Charge-offs	$(65)	$(508)	$(220)	$(5)	$(163)	$50	$—	$(911)

Index

5.	MORTGAGE OPERATIONS

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold.  The Company sold a substantial portion of its portfolio of conforming long-term residential mortgage loans originated during the six months ended June 30, 2025 for cash proceeds equal to the fair value of the loans.  The Company serviced real estate mortgage loans for others totaling $169,923,000 and $174,464,000 at June 30, 2025 and December 31, 2024, respectively.

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

Key assumptions used in measuring the fair value of mortgage servicing rights as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025	December 31, 2024

Constant prepayment rate	6.10%	6.76%
Discount rate	10.00%	10.00%
Weighted average life (years)	7.78	7.55

The following tables summarize the changes to the Company’s mortgage servicing rights assets as of the periods presented.  Mortgage servicing rights are included in Interest Receivable and Other Assets on the condensed consolidated balance sheets.

(in thousands)	March 31, 2025	Additions	Reductions	June 30, 2025

Mortgage servicing rights	$1,279	$9	$(46)	$1,242
Valuation allowance	—	—	—	—
Mortgage servicing rights, net of valuation allowance	$1,279	$9	$(46)	$1,242

(in thousands)	December 31, 2024	Additions	Reductions	June 30, 2025

Mortgage servicing rights	$1,312	$24	$(94)	$1,242
Valuation allowance	—	—	—	—
Mortgage servicing rights, net of valuation allowance	$1,312	$24	$(94)	$1,242

At June 30, 2025 and December 31, 2024, the estimated fair market value of the Company’s mortgage servicing rights assets was $1,890,000 and $1,910,000, respectively.  The change in fair value of mortgage servicing rights during 2025 was primarily due to changes in prepayment speeds.

The Company received contractually specified servicing fees of $108,000 and $113,000 for the three months ended June 30, 2025 and June 30, 2024, respectively.  The Company received contractually specified servicing fees of $217,000 and $228,000 for the six months ended June 30, 2025 and June 30, 2024, respectively. Loan servicing income on the condensed consolidated statements of income includes contractually specified servicing fees, mortgage servicing rights additions, amortization and changes in the valuation allowance.

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

Assets Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024.

(in thousands)
June 30, 2025	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$86,332	$86,332	$—	$—
Securities of U.S. government agencies and corporations	87,558	—	87,558	—
Obligations of states and political subdivisions	66,019	—	66,019	—
Collateralized mortgage obligations	93,459	—	93,459	—
Mortgage-backed securities	260,182	—	260,182	—
Total investments at fair value	$593,550	$86,332	$507,218	$—

(in thousands)
December 31, 2024	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
U.S. Treasury securities	$105,545	$105,545	$—	$—
Securities of U.S. government agencies and corporations	95,684	—	95,684	—
Obligations of states and political subdivisions	67,591	—	67,591	—
Collateralized mortgage obligations	94,945	—	94,945	—
Mortgage-backed securities	270,088	—	270,088	—
Total investments at fair value	$633,853	$105,545	$528,308	$—

Index
Assets Recorded at Fair Value on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of June 30, 2025.

(in thousands)
June 30, 2025	Carrying Value	Level 1	Level 2	Level 3
Individually evaluated loans	$3,785	$—	$—	$3,785
Total assets at fair value	$3,785	$—	$—	$3,785

(in thousands)
December 31, 2024	Carrying value	Level 1	Level 2	Level 3
Individually evaluated loans	$139	$—	$—	$139
Total assets at fair value	$139	$—	$—	$139

There were no liabilities measured at fair value on a recurring or non-recurring basis at June 30, 2025 and December 31, 2024.

Key methods and assumptions used in measuring the fair value of collateral dependent loans as of June 30, 2025 were as follows:

	Method	Assumption Inputs

Individually evaluated loans	Collateral, market, income, enterprise, liquidation	External appraised values, management assumptions regarding market trends or other relevant factors, selling costs generally ranging from 6% to 10%

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

Index
Disclosures about Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments for the periods ended June 30, 2025 and December 31, 2024 were approximately as follows:

		June 30, 2025		December 31, 2024
	Level	Carrying amount	Fair value	Carrying amount	Fair value
(in thousands)
Financial assets:
Cash and cash equivalents	1	$126,851	$126,851	$119,448	$119,448
Certificates of deposit	2	14,576	14,596	16,074	16,129
Stock in Federal Home Loan Bank and other equity securities	3	10,871	10,871	10,518	10,518
Loans receivable:
Net loans	3	1,063,458	983,398	1,046,852	974,746
Interest receivable	2	7,632	7,632	7,660	7,660
Mortgage servicing rights	3	1,242	1,890	1,312	1,910
Financial liabilities:
Time deposits	3	130,082	129,872	149,970	149,752
Interest payable	2	583	583	1,215	1,215

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

Financial instruments, whose contract amounts represent credit risk at the indicated periods, were as follows:

(in thousands)	June 30, 2025	December 31, 2024

Undisbursed loan commitments	$144,308	$140,092
Standby letters of credit	320	922
Commitments to sell loans	785	—
	$145,413	$141,014

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank issues both financial and performance standby letters of credit.  The financial standby letters of credit are primarily to guarantee payment to third parties.  At June 30, 2025 and December 31, 2024, there were no financial standby letters of credit outstanding.  The performance standby letters of credit are typically issued to municipalities as specific performance bonds.  Performance standby letters of credit totaled $320,000 and $922,000 at June 30, 2025 and December 31, 2024, respectively.  The Bank had experienced no draws on outstanding letters of credit, resulting in no related liability included on its balance sheet; however, should a triggering event occur, the Bank either has collateral in excess of the letter of credit or embedded agreements of recourse from the customer. The Bank has set aside a reserve for unfunded commitments in the amount of $1,150,000 and $700,000 at June 30, 2025 and December 31, 2024, respectively, which is recorded in “interest payable and other liabilities” on the condensed consolidated balance sheets.

Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans.  As of June 30, 2025 and December 31, 2024, the Company had no off-balance sheet derivatives requiring additional disclosure.

The Company may enter into interest rate lock commitments in connection with its mortgage banking activities to fund residential mortgage loans within specified times in the future. These commitments expose the Company to the risk that the price of the loan underlying the interest rate lock commitment might decline from the inception of the interest rate lock to the funding of the mortgage loan. To protect against this risk, the Company may enter into commitments to sell loans to economically hedge the risk of potential changes in the value of the loans that would result from the commitment. These commitments totaled $785,000 and $0 at June 30, 2025 and December 31, 2024, respectively. Mortgage loans sold to investors may be sold with servicing rights retained, for which the Company makes only standard legal representations and warranties as to meeting certain underwriting and collateral documentation standards. In 2023, the Company had to repurchase one loan totaling $420,000 due to deficiencies in underwriting or loan documentation. Management believes that any liabilities that may result from such recourse provisions are not significant.

Index
8.	STOCK PLANS

On January 23, 2025, the Board of Directors of the Company declared a 5% stock dividend payable as of March 25, 2025 to shareholders of record as of February 28, 2025.  All stock options and restricted stock amounts outstanding have been adjusted to give retroactive effect to stock dividends.

The following table presents the activity related to stock options for the three months ended June 30, 2025.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	474,962	$8.24
Granted	—	—
Expired	—	—
Cancelled / Forfeited	—	—
Exercised	(72,541)	8.56
Options outstanding at End of Period	402,421	$8.19	$625,599	3.58
Exercisable (vested) at End of Period	389,985	$8.16	$614,656	3.48

The following table presents the activity related to stock options for the six months ended June 30, 2025.

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Options outstanding at Beginning of Period	513,190	$7.99
Granted	—	—
Expired	—	—
Cancelled / Forfeited	—	—
Exercised	(110,769)	7.27
Options outstanding at End of Period	402,421	$8.19	$625,599	3.58
Exercisable (vested) at End of Period	389,985	$8.16	$614,656	3.48

The intrinsic value of options exercised was $268,000 and $90,000 during the six months ended June 30, 2025 and June 30, 2024, respectively.  The fair value of awards vested was $25,000 and $88,000 during the six months ended June 30, 2025 and June 30, 2024, respectively. The intrinsic value of options exercised was $90,000 and $17,000 during the three months ended June 30, 2025 and June 30, 2024, respectively. The fair value of awards vested was $0 during each of the three-month periods ended June 30, 2025 and June 30, 2024.

As of June 30, 2025, there was $19,000 of total unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted average period of approximately 0.75 years.

There was $6,000 and $12,000 of recognized compensation cost related to stock options granted for the three and six months ended June 30, 2025, respectively.

Index
The following table presents the activity related to non-vested restricted stock for the three months ended June 30, 2025.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Non-vested Restricted stock outstanding at Beginning of Period	269,362	$8.39
Granted	—	—
Cancelled / Forfeited	—	—
Exercised/Released/Vested	(2,949)	8.70
Non-vested restricted stock outstanding at End of Period	266,413	$8.38	$2,594,863	2.79

The following table presents the activity related to non-vested restricted stock for the six months ended June 30, 2025.

	Number of Shares	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term (in years)
Non-vested Restricted stock outstanding at Beginning of Period	272,719	$8.12
Granted	68,043	9.51
Cancelled / Forfeited	—	—
Exercised/Released/Vested	(74,349)	8.46
Non-vested restricted stock outstanding at End of Period	266,413	$8.38	$2,594,863	2.79

The weighted average fair value of restricted stock granted during the six months ended June 30, 2025 was $9.51 per share.

As of June 30, 2025, there was $1,254,000 of total unrecognized compensation cost related to non-vested restricted stock.  This cost is expected to be recognized over a weighted average period of approximately 2.79 years.

There was $150,000 and $334,000 of recognized compensation cost related to restricted stock awards for the three and six months ended June 30, 2025, respectively.

Index
The Company has an Employee Stock Purchase Plan (“ESPP”).  There are 395,699 shares authorized for issuance under the ESPP.  The total number of shares authorized has been adjusted to give retroactive effect to stock dividends and stock splits, including the 5% stock dividend declared on January 23, 2025, payable March 25, 2025 to shareholders of record as of February 28, 2025.  The ESPP will expire on March 16, 2026.

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

As of June 30, 2025, there was $16,000 unrecognized compensation cost related to ESPP issuances.

There was $10,000 and $18,000 of recognized compensation cost related to ESPP issuances for the three and six months ended June 30, 2025, respectively.

The weighted average fair value option at issuance date during the six months ended June 30, 2025 was $2.19 per share.

A summary of the weighted average assumptions used in valuing ESPP issuances during the three and six months ended June 30, 2025 is presented below.

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Risk Free Interest Rate	4.37%	4.37%

Expected Dividend Yield	0.00%	0.00%

Expected Life in Years	1.00	1.00

Expected Price Volatility	16.20%	16.20%

Index
9.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table details activity in accumulated other comprehensive income (loss) for the three months ended June 30, 2025.

(in thousands)	Unrealized losses on securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated other comprehensive loss
Balance as of March 31, 2025	$(25,271)	$207	$99	$(24,965)
Current period other comprehensive income	2,324	—	—	2,324
Balance as of June 30, 2025	$(22,947)	$207	$99	$(22,641)

The following table details activity in accumulated other comprehensive income (loss) for the six months ended June 30, 2025.

(in thousands)	Unrealized losses on securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated other comprehensive loss
Balance as of December 31, 2024	$(34,157)	$207	$99	$(33,851)
Current period other comprehensive income	11,210	—	—	11,210
Balance as of June 30, 2025	$(22,947)	$207	$99	$(22,641)

The following table details activity in accumulated other comprehensive income (loss) for the three months ended June 30, 2024.

(in thousands)	Unrealized losses on securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated other comprehensive loss
Balance as of March 31, 2024	$(35,239)	$(70)	$121	$(35,188)
Current period other comprehensive income	34	—	—	34
Balance as of June 30, 2024	$(35,205)	$(70)	$121	$(35,154)

The following table details activity in accumulated other comprehensive income (loss) for the six months ended June 30, 2024.

(in thousands)	Unrealized losses on securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated other comprehensive loss
Balance as of December 31, 2023	$(33,778)	$(70)	$121	$(33,727)
Current period other comprehensive loss	(1,427)	—	—	(1,427)
Balance as of June 30, 2024	$(35,205)	$(70)	$121	$(35,154)

Index
10.	OUTSTANDING SHARES AND EARNINGS PER SHARE

On January 23, 2025, the Board of Directors of the Company declared a 5% stock dividend payable March 25, 2025 to shareholders of record as of February 28, 2025.  All income per share amounts have been adjusted to give retroactive effect to stock dividends.

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

The following table presents a reconciliation of basic and diluted EPS for the three and six months ended June 30, 2025 and 2024 (dollars in thousands except share and per share amounts):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Basic earnings per share:
Net income	$5,466	$4,424	$9,137	$8,700

Weighted average common shares outstanding	15,606,764	15,949,825	15,629,698	15,961,913
Basic EPS	$0.35	$0.28	$0.58	$0.55

Diluted earnings per share:
Net income	$5,466	$4,424	$9,137	$8,700

Weighted average common shares outstanding	15,606,764	15,949,825	15,629,698	15,961,913

Effect of dilutive shares	204,990	200,104	217,250	184,066

Adjusted weighted average common shares outstanding	15,811,754	16,149,929	15,846,948	16,145,979
Diluted EPS	$0.35	$0.27	$0.58	$0.54

Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 0 shares and 373,015 shares for the three months ended June 30, 2025 and 2024, respectively.  There were no unvested restricted stock which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect for the three months ended June 30, 2025 and 2024.  Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 14,042 shares and 469,310 shares for the six months ended June 30, 2025 and 2024, respectively.  Unvested restricted stock which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 580 shares and 4,097 shares for the six months ended June 30, 2025 and 2024, respectively.

Index
11.	LEASES

The Company leases ten branch and administrative locations under operating leases expiring on various dates through 2031. Leases with an initial term of 12 months or less are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of ASU 2016-02, Leases (Topic 842), the Company combines lease and nonlease components. The Company had no financing leases as of June 30, 2025.

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

The Company had right-of-use assets totaling $2,717,000 and $3,155,000 as of June 30, 2025 and December 31, 2024, respectively. Right-of-use assets are included in Interest receivable and other assets on the condensed consolidated balance sheets. The Company had lease liabilities totaling $3,162,000 and $3,645,000 as of June 30, 2025 and December 31, 2024, respectively. Lease liabilities are included in Interest payable and other liabilities on the condensed consolidated balance sheets. The Company recognized lease expense totaling $283,000 and $304,000 for the three-month periods ended June 30, 2025 and 2024, respectively, and $567,000 and $605,000 for the six-month periods ended June 30, 2025 and 2024, respectively. Lease expense includes operating lease costs, short-term lease costs and variable lease costs.  Lease expense is included in occupancy and equipment expense on the condensed consolidated statements of income.

The table below summarizes the maturity of remaining lease liabilities at June 30, 2025:

(in thousands)	June 30, 2025
2025 (remaining 6 months)	$529
2026	672
2027	611
2028	625
2029	566
2030 and thereafter	329
Total lease payments	3,332
Less: interest	(170)
Present value of lease liabilities	$3,162

The following table presents supplemental cash flow information related to leases for the three and six months ended June 30, 2025:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2025	2024	2025	2024

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$262	$296	$523	$595

The following table presents the weighted average operating lease term and discount rate as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024

Weighted-average remaining lease term – operating leases, in years	4.60	4.87
Weighted-average discount rate – operating leases	2.30%	2.36%

Index
12.	SEGMENT DISCLOSURES

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

Index
FIRST NORTHERN COMMUNITY BANCORP

ITEM 2.  – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report may include forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly compared to our forecasts, if any, and expectations. See Part I, Item 1A. “Risk Factors,” and the other risks described in our 2024 Form 10-K and Part II, Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q and the other risks described in our Quarterly Reports on Form 10-Q, for factors to be considered when reading any forward-looking statements in this filing.

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

Index
INTRODUCTION

This overview of Management’s Discussion and Analysis highlights selected information in this report and may not contain all of the information that is important to you.  For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting estimates, you should carefully read this entire report and our other reports to the SEC, together with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our 2024 Form 10-K.

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

Significant results and developments during the second quarter and year-to-date 2025 included:

•
Net income of $9.1 million for the six months ended June 30, 2025, up 5.0% from net income of $8.7 million earned for the same period last year. Net income of $5.5 million for the three months ended June 30, 2025, up 23.6% from net income of $4.4 million earned for the same period last year.

•
Diluted income per share of $0.58 for the six months ended June 30, 2025, up 7.4% from diluted income per share of $0.54 for the same period last year. Diluted income per share of $0.35 for the three months ended June 30, 2025, up 29.6% from diluted income per share of $0.27 for the same period last year.

•
Net interest income of $32.9 million for the six months ended June 30, 2025, up 5.0% from net interest income of $31.3 million for the same period last year. Net interest income of $17.0 million for the three months ended June 30, 2025, up 6.1% from net interest income of $16.0 million for the same period last year.

•
Net interest margin of 3.74% for the six months ended June 30, 2025, increased 16 basis points from net interest margin of 3.58% for the same period last year. Net interest margin of 3.85% for the three months ended June 30, 2025, increased 19 basis points from net interest margin of 3.66% for the same period last year.

•
Provision for credit losses of $0.9 million for the six months ended June 30, 2025, up 13.3% from provision for credit losses of $0.8 million for the same period last year. No provision for credit losses for the three months ended June 30, 2025 compared to provision for credit losses of $1.1 million for the same period last year.

•	Total assets of $1.87 billion as of June 30, 2025, down 1.0% from $1.89 billion as of December 31, 2024.

•	Total net loans (including loans held-for-sale) of $1.06 billion as of June 30, 2025, up 1.6% from $1.05 billion as of December 31, 2024.

•	Total investment securities of $593.6 million as of June 30, 2025, down 6.4% from $633.9 million as of December 31, 2024.

•	Total deposits of $1.66 billion as of June 30, 2025, down 2.2% from $1.70 billion as of December 31, 2024.

Index
SUMMARY FINANCIAL DATA

The Company recorded net income of $9,137,000 for the six months ended June 30, 2025, representing an increase of $437,000, or 5.0%, from net income of $8,700,000 for the same period in 2024. The Company recorded net income of $5,466,000 for the three months ended June 30, 2025, representing an increase of $1,042,000, or 23.6%, from net income of $4,424,000 for the same period in 2024.

The following tables present a summary of the results for the three and six months ended June 30, 2025 and 2024, and a summary of financial condition at June 30, 2025 and December 31, 2024.

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
(dollars in thousands except for per share amounts)
For the Period:
Net Income	$5,466	$4,424	$9,137	$8,700
Basic Earnings Per Common Share	$0.35	$0.28	$0.58	$0.55
Diluted Earnings Per Common Share	$0.35	$0.27	$0.58	$0.54
Return on Average Assets (annualized)	1.18%	0.95%	0.99%	0.94%
Return on Average Equity (annualized)	11.67%	10.87%	10.02%	10.72%
Average Equity to Average Assets	10.11%	8.75%	9.86%	8.72%

	June 30, 2025	December 31, 2024

(in thousands except for ratios)
At Period End:
Total Assets	$1,871,990	$1,891,722
Total Investment Securities, at fair value	$593,550	$633,853
Total Loans, Net (including loans held-for-sale)	$1,063,458	$1,046,852
Total Deposits	$1,663,277	$1,700,089
Loan-To-Deposit Ratio	63.9%	61.6%

Index
FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended June 30, 2025			Three months ended June 30, 2024
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets
Interest-earning assets:
Loans (1)	$1,044,581	$14,629	5.62%	$1,041,102	$13,830	5.34%
Certificate of deposits	15,112	157	4.17%	17,081	171	4.03%
Interest bearing due from banks	85,828	1,010	4.72%	130,963	1,913	5.87%
Investment securities, taxable	560,021	4,137	2.96%	519,789	3,088	2.39%
Investment securities, non-taxable (2)	49,497	391	3.17%	38,055	261	2.76%
Other interest earning assets	10,808	250	9.28%	10,518	267	10.21%
Total average interest-earning assets	1,765,847	20,574	4.67%	1,757,508	19,530	4.47%
Non-interest-earning assets:
Cash and due from banks	30,777			39,630
Premises and equipment, net	7,866			9,642
Interest receivable and other assets	53,556			59,523
Total average assets	$1,858,046			$1,866,303

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	383,761	693	0.72%	371,657	622	0.67%
Savings and MMDA’s	447,276	1,602	1.44%	425,601	1,272	1.20%
Time, $250,000 or less	88,024	889	4.05%	123,303	1,356	4.42%
Time, over $250,000	51,942	362	2.80%	34,605	302	3.51%
FHLB advances	6,593	75	4.56%	—	—	—
Total average interest-bearing liabilities	977,596	3,621	1.49%	955,166	3,552	1.50%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	679,144			732,153
Interest payable and other liabilities	13,505			15,737
Total liabilities	1,670,245			1,703,056
Total average stockholders’ equity	187,801			163,247
Total average liabilities and stockholders’ equity	$1,858,046			$1,866,303
Net interest income and net interest margin (3)		$16,953	3.85%		$15,978	3.66%

(1)
Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for credit losses, but non-accrued interest thereon is generally excluded. Loan interest income includes loan fees, net of deferred costs of approximately $33 and $(100) for the three months ended June 30, 2025 and 2024, respectively.

(2)	Interest income and yields on tax-exempt securities are not presented on a taxable-equivalent basis.
(3)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)	For disclosure purposes, yield /rates are annualized by dividing the number of days in the reported period by 365.

Index
FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Six months ended June 30, 2025			Six months ended June 30, 2024
	Average Balance	Interest	Yield/ Rate (4)	Average Balance	Interest	Yield/ Rate (4)
Assets
Interest-earning assets:
Loans (1)	$1,043,576	$28,231	5.46%	$1,044,230	$27,305	5.26%
Certificate of deposits	15,488	318	4.14%	17,875	354	3.98%
Interest bearing due from banks	78,190	1,737	4.48%	127,094	3,445	5.45%
Investment securities, taxable	573,601	8,485	2.98%	522,525	5,933	2.28%
Investment securities, non-taxable (2)	49,948	784	3.17%	38,015	513	2.71%
Other interest earning assets	10,664	522	9.87%	10,518	523	10.00%
Total average interest-earning assets	1,771,467	40,077	4.56%	1,760,257	38,073	4.35%
Non-interest-earning assets:
Cash and due from banks	32,547			37,865
Premises and equipment, net	8,502			9,747
Interest receivable and other assets	53,158			57,987
Total average assets	$1,865,674			$1,865,856

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	384,851	1,384	0.73%	371,922	1,133	0.61%
Savings and MMDA’s	449,227	3,153	1.42%	428,106	2,466	1.16%
Time, $250,000 or less	89,138	1,862	4.21%	117,263	2,567	4.40%
Time, over $250,000	52,600	707	2.71%	32,910	567	3.46%
FHLB advances	3,315	75	4.56%	—	—	—
Total average interest-bearing liabilities	979,131	7,181	1.48%	950,201	6,733	1.42%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	688,905			736,085
Interest payable and other liabilities	13,711			16,825
Total liabilities	1,681,747			1,703,111
Total average stockholders’ equity	183,927			162,745
Total average liabilities and stockholders’ equity	$1,865,674			$1,865,856
Net interest income and net interest margin (3)		$32,896	3.74%		$31,340	3.58%

(1)
Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for credit losses, but non-accrued interest thereon is generally excluded. Loan interest income includes loan fees, net of deferred costs of approximately $25 and $(452) for the six months ended June 30, 2025 and 2024, respectively.

(2)	Interest income and yields on tax-exempt securities are not presented on a taxable-equivalent basis.
(3)          Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)	For disclosure purposes, yield /rates are annualized by dividing the number of days in the reported period by 365.

Index
FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income
(in thousands, except percentage amounts)

	Three months ended June 30, 2025			Three months ended March 31, 2025
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate (4)
Assets
Interest-earning assets:
Loans (1)	$1,044,581	$14,629	5.62%	$1,042,559	$13,602	5.29%
Certificates of deposit	15,112	157	4.17%	15,868	161	4.11%
Interest bearing due from banks	85,828	1,010	4.72%	70,468	727	4.18%
Investment securities, taxable	560,021	4,137	2.96%	587,332	4,348	3.00%
Investment securities, non-taxable (2)	49,497	391	3.17%	50,403	393	3.16%
Other interest earning assets	10,808	250	9.28%	10,518	272	10.49%
Total average interest-earning assets	1,765,847	20,574	4.67%	1,777,148	19,503	4.45%
Non-interest-earning assets:
Cash and due from banks	30,777			34,338
Premises and equipment, net	7,866			9,145
Interest receivable and other assets	53,556			52,755
Total average assets	$1,858,046			$1,873,386

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	383,761	693	0.72%	385,953	691	0.73%
Savings and MMDA’s	447,276	1,602	1.44%	451,198	1,550	1.39%
Time, $250,000 and under	88,024	889	4.05%	99,503	973	3.97%
Time, over $250,000	51,942	362	2.80%	44,028	346	3.19%
FHLB advances	6,593	75	4.56%	—	—	—
Total average interest-bearing liabilities	977,596	3,621	1.49%	980,682	3,560	1.47%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	679,144			697,972
Interest payable and other liabilities	13,505			13,919
Total liabilities	1,670,245			1,692,573
Total average stockholders’ equity	187,801			180,813
Total average liabilities and stockholders’ equity	$1,858,046			$1,873,386
Net interest income and net interest margin (3)		$16,953	3.85%		$15,943	3.64%

(1)
Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for credit losses, but non-accrued interest is generally excluded.  Loan interest income includes loan fees, net of deferred costs of approximately $33 and $(8) for the three months ended June 30, 2025 and March 31, 2025, respectively.

(2)	Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
(3)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)	For disclosure purposes, yield/rates are annualized by dividing the number of days in the reported period by 365.

Index
Analysis of Changes
in Interest Income and Interest Expense
(Dollars in thousands)

Following is an analysis of changes in interest income and expense (dollars in thousands) for the three months ended June 30, 2025 over the three months ended June 30, 2024, the six months ended June 30, 2025 over the six months ended June 30, 2024, and the three months ended June 30, 2025 over the three months ended March 31, 2025.  Changes not solely due to interest rate or volume have been allocated proportionately to interest rate and volume.

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025			Three Months Ended June 30, 2025
	Over			Over			Over
	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024			Three Months Ended March 31, 2025
	Volume	Interest Rate	Change	Volume	Interest Rate	Change	Volume	Interest Rate	Change

Increase (Decrease) in Interest Income:

Loans	$48	$751	$799	$(19)	$945	$926	$167	$860	$1,027
Certificates of Deposit	(20)	6	(14)	(50)	14	(36)	(7)	3	(4)
Due From Banks	(575)	(328)	(903)	(1,167)	(541)	(1,708)	178	105	283
Investment Securities - Taxable	257	792	1,049	616	1,936	2,552	(164)	(47)	(211)
Investment Securities - Non-taxable	87	43	130	175	96	271	(4)	2	(2)
Other Assets	8	(25)	(17)	7	(8)	(1)	8	(30)	(22)
	$(195)	$1,239	$1,044	$(438)	$2,442	$2,004	$178	$893	$1,071

Increase (Decrease) in Interest Expense:

Deposits:
Interest-Bearing Transaction Deposits	$22	$49	$71	$38	$213	$251	$1	$1	$2
Savings & MMDAs	67	263	330	124	563	687	(5)	57	52
Time Certificates	(185)	(222)	(407)	(181)	(384)	(565)	(25)	(43)	(68)
FHLB advances	75	—	75	75	—	75	75	—	75

	$(21)	$90	$69	$56	$392	$448	$46	$15	$61

Increase (Decrease) in Net Interest Income:	$(174)	$1,149	$975	$(494)	$2,050	$1,556	$132	$878	$1,010

Index
CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a $7,403,000, or 6.2%, increase in cash and cash equivalents, a $1,498,000, or 9.3%, decrease in certificates of deposit, a $40,303,000, or 6.4%, decrease in investment securities available-for-sale, and a $16,606,000, or 1.6%, increase in net loans held-for-investment from December 31, 2024 to June 30, 2025. The increase in cash and cash equivalents was primarily due to a decrease in investment securities due to net proceeds from calls, maturities, and sales of available-for-sale securities and principal repayments on available-for-sale securities, which was partially offset by an increase in loans due to net loan originations coupled with a decrease in deposit balances. The decrease in certificates of deposits was due to net maturities and repayments of certificates of deposit. The increase in loans held-for-investment was primarily due to net originations of commercial loans, which was partially offset by net payoffs of commercial real estate, agriculture, and residential mortgage loans.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a decrease in total deposits of $36,812,000, or 2.2%, from December 31, 2024 to June 30, 2025. The overall decrease in total deposits was primarily due to seasonal fluctuations due to changes in market conditions and monetary policy coupled with the payoff of brokered CDs.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The Federal Open Market Committee kept the Federal Reserve's benchmark rate range at 4.25% to 4.50% during the six months ended June 30, 2025.

Interest income on loans for the six months ended June 30, 2025 was up 3.4% from the same period in 2024, increasing from $27,305,000 to $28,231,000, and was up 5.8% for the three months ended June 30, 2025 over the same period in 2024, increasing from $13,830,000 to $14,629,000. The increase in interest income on loans for the six months ended June 30, 2025 as compared to the same period a year ago was primarily due to a 20 basis point increase in yield on loans, which was partially offset by a decrease in average balance of loans. The increase in interest income on loans for the three months ended June 30, 2025 as compared to the same period a year ago was primarily due to a 28 basis point increase in yield on loans coupled with an increase in average balance of loans. The increase in yield on loans for the three and six months ended June 30, 2025 was also partially due to the payoff of a nonaccrual loan and related interest recovery.

Interest income on certificates of deposit for the six months ended June 30, 2025 was down 10.2% from the same period in 2024, decreasing from $354,000 to $318,000, and was down 8.2% for the three months ended June 30, 2025 over the same period in 2024, decreasing from $171,000 to $157,000. The decrease in interest income on certificates of deposit for the six months ended June 30, 2025 as compared to the same period a year ago was primarily due to a decrease in average balances of certificates of deposit, which was partially offset by a 16 basis point increase in yield on certificates of deposit. The decrease in interest income on certificates of deposit for the three months ended June 30, 2025 as compared to the same period a year ago was primarily due to a decrease in average balances of certificates of deposit, which was partially offset by a 14 basis point increase in yield on certificates of deposit.

Interest income on interest-bearing due from banks for the six months ended June 30, 2025 was down 49.6% from the same period in 2024, decreasing from $3,445,000 to $1,737,000, and was down 47.2% for the three months ended June 30, 2025 over the same period in 2024, decreasing from $1,913,000 to $1,010,000. The decrease in interest income on interest-bearing due from banks for the six months ended June 30, 2025 as compared to the same period a year ago was primarily due to a decrease in average balances of interest-bearing due from banks, coupled with a 97 basis point decrease in yield on interest-bearing due from banks. The decrease in interest income on interest-bearing due from banks for the three months ended June 30, 2025 as compared to the same period a year ago was primarily due to a decrease in average balances of interest-bearing due from banks, coupled with a 115 basis point decrease in yield on interest-bearing due from banks.

Interest income on investment securities available-for-sale for the six months ended June 30, 2025 was up 43.8% from the same period in 2024, increasing from $6,446,000 to $9,269,000, and was up 35.2% for the three months ended June 30, 2025 over the same period in 2024, increasing from $3,349,000 to $4,528,000. The increase in interest income on investment securities for the six months ended June 30, 2025 as compared to the same period a year ago was primarily due to an increase in average investment securities, coupled with a 69 basis point increase in investment yields. The increase in interest income on investment securities for the three months ended June 30, 2025 as compared to the same period a year ago was primarily due to an increase in average investment securities, coupled with a 57 basis point increase in investment yields.

Interest income on other earning assets for the six months ended June 30, 2025 was down 0.2% from the same period in 2024, decreasing from $523,000 to $522,000, and was down 6.4% for the three months ended June 30, 2025 over the same period in 2024,

Index
decreasing from $267,000 to $250,000. This income is primarily derived from dividends received from the Federal Home Loan Bank. The decrease in interest income on other earning assets for the six months ended June 30, 2025 as compared to the same period a year ago was primarily due to a 13 basis point decrease in yield on other earning assets, which was partially offset by an increase in average balances of other earning assets. The decrease in interest income on other earning assets for the three months ended June 30, 2025 as compared to the same period a year ago was due to a 93 basis point decrease in yield on other earning assets, which was partially offset by an increase in average balances of other earning assets.

The Company had no Federal Funds sold balances during the three and six months ended June 30, 2025 and June 30, 2024.

Interest Expense

Interest expense on interest-bearing liabilities for the six months ended June 30, 2025 was up 6.7% from the same period in 2024, increasing from $6,733,000 to $7,181,000, and was up 1.9% for the three months ended June 30, 2025 over the same period in 2024, increasing from $3,552,000 to $3,621,000. The increase in interest expense for the six months ended June 30, 2025 as compared to the same period a year ago was primarily due to a 6 basis point increase in average interest-bearing liabilities yield, coupled with an increase in average balance of interest-bearing liabilities. The increase in interest expense for the three months ended June 30, 2025 as compared to the same period a year ago was primarily due to an increase in average balance of interest-bearing liabilities, which was partially offset by a 1 basis point decrease in average interest-bearing deposit yield.

Provision for Credit Losses

Provision for credit losses for the six months ended June 30, 2025 was up 13.3% from the same period in 2024, increasing from $750,000 to $850,000. There was no provision for credit losses for the three months ended June 30, 2025, compared to $1,050,000 for the same period last year. Negative trends in forecast factors coupled with an increase in loans receivable contributed to an increase in reserves for collectively evaluated loans during the quarter ended June 30, 2025.  This was offset by a decrease in specific reserves due to a decrease in nonaccrual loans requiring specific reserves. Specific reserves recorded during the quarter ended March 31, 2025 were released during the quarter ended June 30, 2025 primarily due to securing additional collateral and receiving a paydown on a nonaccrual loan relationship. The provision recorded for the six months ended June 30, 2025 was primarily due to increases in loans receivable and unfunded commitments coupled with the negative trends in forecast factors.

Non-Interest Income

Non-interest income was down 0.03% for the six months ended June 30, 2025 from the same period in 2024, decreasing from $2,991,000 to $2,990,000. The decrease was primarily driven by decreases in service charges on deposit accounts and mortgage brokerage income, which was partially offset by increases in gains on sales of loans held-for-sale and investment and brokerage services income.

Non-interest income was up 3.6% for the three months ended June 30, 2025 from the same period in 2024, increasing from $1,484,000 to $1,537,000.  The increase was primarily due to increases in other income, primarily bank owned life insurance income, which was partially offset by decreases in service charges on deposit accounts.

Non-Interest Expenses

Total non-interest expenses were up 4.5% for the six months ended June 30, 2025 from the same period in 2024, increasing from $21,526,000 to $22,483,000. The increase was primarily due to increases in salaries and employee benefits, occupancy and equipment, data processing and other expenses.  The increase in salaries and employee benefits is primarily due to an increase in full-time equivalent employees.  The increase in occupancy and equipment was primarily due to an increase in service contracts related to maintaining facilities.  The increase in data processing was primarily due to an increase in costs of service contracts. The increase in other expenses is primarily due to increases in legal and consulting fees.

Total non-interest expenses were up 5.8% for the three months ended June 30, 2025 from the same period in 2024, increasing from $10,299,000 to $10,893,000. The increase was primarily due to increases in salaries and employee benefits, occupancy and equipment and data processing, which was partially offset by a decrease in other expenses.  The increase in salaries and employee benefits is primarily due to an increase in full-time equivalent employees.  The increase in occupancy and equipment was primarily due to an increase in service contracts.  The increase in data processing was primarily due to an increase in costs of service contracts. The decrease in other expenses was primarily due to decreases in loan collection expenses, debit card expenses, and sundry losses.

Index
The following table sets forth other non-interest expenses by category for the three and six months ended June 30, 2025 and 2024.

(in thousands)
	Three months ended June 30, 2025	Three months ended June 30, 2024	Six months ended June 30, 2025	Six months ended June 30, 2024
Other non-interest expenses
FDIC assessments	$200	$193	$424	$423
Contributions	74	81	204	166
Legal fees	294	125	361	180
Accounting and audit fees	165	176	338	332
Consulting fees	229	251	687	456
Postage expense	25	45	69	85
Telephone expense	47	36	92	72
Public relations	57	77	132	180
Training expense	44	34	83	84
Loan origination expense	136	101	132	128
Computer software depreciation	—	1	—	2
Sundry losses	99	129	210	254
Loan collection expense (recovery)	(121)	(60)	38	30
Debit card expense	275	327	539	625
Other non-interest expense	366	584	1,110	1,044

Total other non-interest expenses	$1,890	$2,100	$4,419	$4,061

Index
Income Taxes

The Company’s tax rate, the Company’s income before taxes and the amount of tax relief provided by non-taxable earnings affect the Company’s provision for income taxes. Provision for income taxes increased 1.8% for the six months ended June 30, 2025 from the same period in 2024, increasing from $3,355,000 to $3,416,000, and increased 26.2% for the three months ended June 30, 2025 from the same period in 2024, increasing from $1,689,000 to $2,131,000. The effective tax rate was 27.2% and 27.8% for the six months ended June 30, 2025 and June 30, 2024, respectively. The effective tax rate was 28.1% and 27.6% for the three months ended June 30, 2025 and June 30, 2024, respectively.

Off-Balance Sheet Commitments

The following table shows the distribution of the Company’s undisbursed loan commitments at the dates indicated.

(in thousands)
	June 30, 2025	December 31, 2024

Undisbursed loan commitments	$144,308	$140,092
Standby letters of credit	320	922
Commitments to sell loans	785	—
	$145,413	$141,014

The reserve for unfunded lending commitments amounted to $1,150,000 and $700,000 as of June 30, 2025 and December 31, 2024, respectively. The reserve for unfunded lending commitments is included in other liabilities on the Condensed Consolidated Balance Sheets. See Note 7 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q, "Commitments and Contingencies," for additional information.

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

The following table summarizes the Company’s non-accrual loans net of guarantees of the State of California and U.S. Government by loan category at June 30, 2025 and December 31, 2024:

	At June 30, 2025			At December 31, 2024
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(in thousands)

Commercial	$243	$139	$104	$139	$139	$—
Commercial real estate	686	—	686	7,993	—	7,993
Agriculture	7,169	1,065	6,104	2,236	—	2,236
Residential mortgage	190	—	190	202	—	202
Residential construction	—	—	—	—	—	—
Consumer	608	—	608	642	—	642
Total non-accrual loans	$8,896	$1,204	$7,692	$11,212	$139	$11,073

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

Non-accrual loans amounted to $8,896,000 at June 30, 2025 and were comprised of three commercial loans totaling $243,000, one commercial real estate loan totaling $686,000, eight agriculture loans totaling $7,169,000, three residential mortgage loans totaling $190,000 and four consumer loans totaling $608,000. Non-accrual loans amounted to $11,212,000 at December 31, 2024 and were comprised of one commercial loan totaling $139,000, one commercial real estate loan totaling $7,993,000, two agriculture loans totaling $2,336,000, three residential mortgage loans totaling $202,000 and four consumer loans totaling $642,000.

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

Index
As the following table illustrates, total non-performing assets, net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, decreased $2,140,000, or 19.3%, to $8,933,000 during the first six months of 2025. Non-performing assets, net of guarantees, represented 0.5% of total assets at June 30, 2025.

	At June 30, 2025			At December 31, 2024
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Non-accrual loans	$8,896	$1,204	$7,692	$11,212	$139	$11,073
Loans 90 days past due and still accruing	—	—	—	—	—	—

Total non-performing loans	8,896	1,204	7,692	11,212	139	11,073
Other real estate owned	1,241	—	1,241	—	—	—
Total non-performing assets	$10,137	$1,204	$8,933	$11,212	$139	$11,073

Non-performing loans (net of guarantees) to total loans			0.7%			1.0%
Non-performing assets (net of guarantees) to total assets			0.5%			0.6%
Allowance for credit losses to non-performing loans (net of guarantees)			209.6%			143.5%

The Company had no loans that were 90 days or more past due and still accruing as of June 30, 2025 and December 31, 2024.

Excluding non-performing loans, loans totaling $17,551,000 and $11,643,000 were classified as substandard or doubtful loans, representing potential problem loans at June 30, 2025 and December 31, 2024, respectively. Management believes that the allowance for credit losses at June 30, 2025 and December 31, 2024 appropriately reflected expected credit losses in the loan portfolio at that date.  The ratio of the allowance for credit losses to total loans was 1.49% at each of the periods ended June 30, 2025 and December 31, 2024.

Other real estate owned (“OREO”) consists of property that the Company has acquired by deed in lieu of foreclosure or through foreclosure proceedings, and property that the Company does not hold title to but is in actual control of, known as in-substance foreclosure. OREO also consists of property held by the Company that is no longer intended for future development. The estimated fair value of the property is determined prior to transferring the balance to OREO. The balance transferred to OREO during the six months ended June 30, 2025 was transferred at the lower of the carrying amount of the property as compared to the fair value less costs to sell. The Company had OREO totaling $1,241,000 and $0 as of June 30, 2025 and December 31, 2024, respectively. OREO as of June 30, 2025 represented land, transferred from premises and equipment, that the Company determined is no longer intended for future development and is listed for sale.

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

The following table summarizes the ACL of the Company during the six months ended June 30, 2025 and 2024, and for the year ended December 31, 2024:

Analysis of the Allowance for Credit Losses
(Amounts in thousands, except percentage amounts)

	Six months ended June 30,		Year ended December 31,
	2025	2024	2024

Balance at beginning of period	$15,885	$16,596	$16,596
Provision for credit losses	400	950	200
Loans charged-off:
Commercial	(195)	(557)	(956)
Commercial Real Estate	(26)	—	—
Agriculture	—	—	—
Residential Mortgage	(5)	—	—
Residential Construction	—	—	—
Consumer	(7)	(14)	(28)

Total charged-off	(233)	(571)	(984)

Recoveries:
Commercial	67	47	60
Commercial Real Estate	—	—	—
Agriculture	—	—	—
Residential Mortgage	—	—	—
Residential Construction	—	—	—
Consumer	3	2	13

Total recoveries	70	49	73

Net charge-offs	(163)	(522)	(911)

Balance at end of period	$16,122	$17,024	$15,885

Ratio of net charge-offs to average loans outstanding during the period (annualized)	(0.03%)	(0.10%)	(0.09%)
Allowance for credit losses to total loans	1.49%	1.60%	1.49%
Nonaccrual loans to total loans	0.82%	0.64%	1.06%
Allowance for credit losses to nonaccrual loans	181.2%	250.2%	141.7%

Index
Deposits

Deposits are one of the Company’s primary sources of funds.  At June 30, 2024 and December 31, 2024, the Company had the following deposit mix:

	June 30, 2025	December 31, 2024

Non-interest bearing transaction	41.4%	42.1%
Interest-bearing transaction	22.9%	22.1%
Savings and MMDA	27.9%	27.0%
Time	7.8%	8.8%

The Company obtains deposits primarily from the communities it serves. The Company believes that no material portion of its deposits has been obtained from or is dependent on any one person or industry. The Company accepts deposits in excess of $250,000 from customers.  These deposits are priced to remain competitive.

Maturities of time certificates of deposit of over $250,000 outstanding at June 30, 2025 and December 31, 2024 are summarized as follows:

	(in thousands)
	June 30, 2025	December 31, 2024
Three months or less	$17,197	$11,741
Over three to six months	18,612	14,051
Over six to twelve months	9,844	13,180
Over twelve months	2,621	2,400
Total	$48,274	$41,372

Approximately 41% and 40% of our deposits were uninsured as of June 30, 2025 and December 31, 2024, respectively.

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

Asset liquidity sources consist of the repayments and maturities of loans, selling of loans, short-term money market investments, maturities of securities and sales of securities from the available-for-sale portfolio. These activities are generally summarized as investing activities in the Condensed Consolidated Statements of Cash Flows. For the six months ended June 30, 2025, net liquidity provided by investing activities totaled $40,410,000.

The Company’s available-for-sale investment securities plus cash and cash equivalents in excess of reserve requirements and certificates of deposit totaled $734,977,000 on June 30, 2025, which was 39.3% of assets at that date. This was a decrease of $34,398,000 from $769,375,000 and 40.7% of assets as of December 31, 2024. The Company’s investment securities are generally shorter term in nature to provide ongoing cash flows for liquidity needs and/or reinvestment for interest rate risk management. On June 30, 2025, the effective duration of our investment securities was 3.16 with projected principal cashflow of $85,074,000 for the remainder of 2025 available for reinvestment or liquidity needs. The Company had no held-to-maturity securities as of June 30, 2025 and December 31, 2024.

Liquidity may also be impacted from liabilities through changes in deposits and borrowings outstanding. These activities are included under financing activities in the Condensed Consolidated Statements of Cash Flows. As of June 30, 2025, the Company had $0 in borrowings outstanding. For the six months ended June 30, 2025, net liquidity used in financing activities totaled $38,970,000, primarily due to a net decrease in deposits. While these sources of funds are expected to continue to provide significant amounts of funds in the future, their mix, as well as the possible use of other sources, will depend on future economic and market conditions.

Liquidity is also provided or used through the results of operating activities. For the six months ended June 30, 2025, operating activities provided cash of $5,963,000.

Index
Liquidity is measured by various ratios, in management’s opinion, the most common being the ratio of net loans to deposits (including loans held-for-sale).  This ratio was 63.9% and 61.6% as of June 30, 2025 and December 31, 2024, respectively.

Loan demand during the remainder of 2025 will depend in part on economic and competitive conditions. The Company emphasizes the solicitation of non-interest-bearing demand deposits and money market checking accounts, which are the least sensitive to interest rates. The outlook for deposit balances during the remainder of 2025 is subject to actions by the Federal Reserve and heightened competition.

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks which totaled $130,000,000 at June 30, 2025.  Additionally, the Company has a line of credit with the FHLB, with a remaining borrowing capacity at June 30, 2025 of $393,327,000; credit availability is subject to certain collateral requirements.

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

Index
As of June 30, 2025, the Bank’s capital ratios exceeded applicable regulatory requirements. The following table presents the capital ratios for the Bank, compared to the regulatory standards for well-capitalized depository institutions, as of June 30, 2025.

	(amounts in thousands except percentage amounts)
	Actual		Well Capitalized
	Capital	Ratio	Ratio Requirement
Leverage	$211,971	11.27%	5.0%
Common Equity Tier 1	$211,971	16.86%	6.5%
Tier 1 Risk-Based	$211,971	16.86%	8.0%
Total Risk-Based	$227,701	18.12%	10.0%

Index
ITEM 3.   – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in the quantitative and qualitative disclosures about market risk as of June 30, 2025, from those presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which are incorporated by reference herein.

ITEM 4.   – CONTROLS AND PROCEDURES

(a)  We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2025.  This conclusion is based on an evaluation conducted under the supervision and with the participation of management.

(b)  During the quarter ended June 30, 2025, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Changes in U.S. and Foreign Government Policies, Including the Imposition of or Further Increases in Tariffs and Changes to Existing Trade Agreements, Could Have a Material Adverse Effect on the Bank’s Customers, Which, in Turn, Could Adversely Affect Our Business, Financial Condition and Results of Operations

In February 2025, the new Trump Administration announced that it would be imposing increases in tariffs on goods imported to the U.S. from Canada, Mexico, and China, and, in April 2025, the Administration announced the imposition of increased tariffs on goods imported to the U.S. from other countries. As a consequence, other countries, in retaliation to the U.S.’s tariff measures, announced the imposition of increased levels of tariffs on goods exported to such countries by companies in the U.S.  The Administration subsequently announced a delay of 90 days in the implementation of those increased tariffs for most other countries, leaving in place, however, a 10% baseline tariff that went into effect on April 5 and that applies to nearly all imports from all countries.  The 90-day pause on the implementation of nearly all of the country-specific tariffs was initially set to expire on July 8, 2025, but was extended to August 1, 2025, to provide additional time to negotiate and finalize bilateral trade agreements with key countries. On July 31, 2025, the Trump Administration issued an Executive Order further adjusting the tariff rates to be applied against nearly 70 countries, effective August 7, 2025.  The Trump Administration has announced agreements in principle regarding tariffs with certain significant trading partners of the United States, including the European Union and South Korea.  It remains uncertain whether such agreements

Index
in principle will lead to definitive agreements with such trading partners and, if so, on what terms and whether agreements with other trading partners will eventually be consummated. These tariffs could be of particular concern to U.S. companies operating in the agricultural sector who export agricultural goods to other countries. The Company’s customers include a number of agricultural businesses, which could be negatively affected.

As a result of these changes to U.S. and foreign government trade policies, there may be changes to existing trade agreements, greater restrictions on free trade generally, the imposition of or significant further increases in tariffs on goods imported into the U.S., and adverse responses by foreign governments to U.S. trade policies, among other possible changes. While the Administration has announced a delay in the implementation of those increased tariffs for most countries until August 1, 2025, the 10% baseline tariff that applies to nearly all imports from all countries remains in effect, country-specific bilateral trade negotiations are ongoing, and it remains unclear what the Administration or foreign governments will or will not do with respect to tariffs or trade agreements and policies. The extent and duration of any tariffs, and the resulting impact on economic conditions generally and on our customers’ businesses in particular are uncertain and depend on various factors, such as negotiations between the U.S. and other countries, the responses of such countries, and exemptions or exclusions that may be granted. A significant trade disruption or the establishment or further increase of any tariffs, trade protection measures or restrictions could result in lost sales, adversely impacting our banking customers and their businesses, including our agricultural business customers. In addition, international trade disputes, including those related to tariffs, could result in inflationary pressures and/or adversely impact global supply chains, which could increase the costs of doing business for our banking customers.  Changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the countries where our banking customers currently sell products, including agricultural products, and any resulting negative sentiments towards the U.S. and U.S. businesses as a result of such changes, could also have a material adverse effect on our banking customers’ business, financial condition, results of operations and cash flows.  If these events negatively affect our banking clients, or general economic conditions nationally, in California, or in our local markets, our business, financial condition and results of operations could be adversely affected.

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

Index
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

As noted previously, the Trump Administration recently imposed increased tariffs on goods imported to the U.S. from other countries. As a consequence, other countries, in retaliation to the U.S.’s tariff measures, announced the imposition of increased levels of tariffs on goods exported to such countries by companies in the U.S.  The Administration subsequently announced a delay of 90 days in the implementation of those increased tariffs for most other countries, leaving in place, however, a 10% baseline tariff that went into effect on April 5 and that applies to nearly all imports from all countries.  The 90-day pause on the implementation of nearly all of the country-specific tariffs was initially set to expire on July 8, 2025, but was extended to August 1, 2025, to provide additional time to negotiate and finalize bilateral trade agreements with key countries. On July 31, 2025, the Trump Administration issued an Executive Order further adjusting the tariff rates to be applied against nearly 70 countries, effective August 7, 2025.  The Trump Administration has announced agreements in principle regarding tariffs with certain significant trading partners of the United States, including the European Union and South Korea.  It remains uncertain whether such agreements in principle will lead to definitive agreements with such trading partners and, if so, on what terms and whether agreements with other trading partners will eventually be consummated. It remains unclear what the Administration or foreign governments will or will not do with respect to tariffs or trade agreements and policies.  International trade disputes, including those related to tariffs, could result in inflationary pressures and/or adversely impact global supply chains, which could increase the costs of doing business for our banking customers.  Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange, and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets, which could have resulting material adverse effects on general economic conditions nationally, in California, or in our local markets.  Some economists have predicted that the Administration’s steep new tariffs could curtail growth and result in price increases for American consumers, ultimately increasing the likelihood of a U.S. recession.  Any of these developments could adversely affect our business, financial condition and results of operations.

We, and other financial services companies, are impacted to a significant degree by current economic conditions. If the U.S. economy weakens, our growth and profitability from our lending, deposit and investment operations could be constrained and our asset quality, deposit levels, loan demand and results of operations may be adversely affected.

The U.S. government continues to face significant fiscal and budgetary challenges which, if not resolved, could result in renewed adverse U.S. economic conditions. These challenges may be intensified over time if federal budget deficits were to increase and Congress and the Administration cannot effectively work to address them. The overall level of the federal government's debt, the extensive political disagreements regarding the government's statutory debt limit and the continuing substantial federal budget deficits led to a downgrade from “AAA” to “AA+” of the long-term sovereign credit rating of United States debt by one credit rating agency in 2023. In May 2025, Moody’s lowered the U.S. government’s long-term issuer and senior unsecured ratings from “Aaa” to “Aa1”.  This downgrade means that all three major credit rating agencies have downgraded the U.S. credit rating below their top rating.  This risk could be exacerbated over time.

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

As noted previously, the Trump Administration recently imposed increased tariffs on goods imported to the U.S. from other countries. As a consequence, other countries, in retaliation to the U.S.’s tariff measures, announced the imposition of increased levels of tariffs on goods exported to such countries by companies in the U.S.  The Administration subsequently announced a delay of 90 days in the implementation of those increased tariffs for most other countries, leaving in place, however, a 10% baseline tariff that went into effect on April 5 and that applies to nearly all imports from all countries. The 90-day pause on the implementation of nearly all of the country-specific tariffs was initially set to expire on July 8, 2025, but was extended to August 1, 2025, to provide additional time to negotiate and finalize bilateral trade agreements with key countries. On July 31, 2025, the Trump Administration issued an Executive Order further adjusting the tariff rates to be applied against nearly 70 countries, effective August 7, 2025.  The Trump Administration has announced agreements in principle regarding tariffs with certain significant trading partners of the United States, including the European Union and South Korea.  It remains uncertain whether such agreements in principle will lead to definitive agreements with such trading partners and, if so, on what terms and whether agreements with other trading partners will eventually be consummated. Such tariffs could be of particular concern to U.S. companies operating in the agricultural sector who export agricultural goods to other countries. The Company’s customers include a number of agricultural businesses, which could be negatively affected. See “Changes in U.S. and Foreign Government Policies, Including the Imposition of or Further Increases in Tariffs and Changes to Existing Trade Agreements, Could Have a Material Adverse Effect on the Bank’s Customers, Which, in Turn, Could Adversely Affect Our Business, Financial Condition and Results of Operations,” above in these “Risk Factors” in this Quarterly Report on Form 10-Q.

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

Index
Fluctuations in market rates and other market disruptions are neither predictable nor controllable and may adversely affect our financial condition and earnings.  Since 2022, inflationary pressures have affected many aspects of the U.S. economy, including gasoline and fuel prices, and global and domestic supply-chain issues have also had a disruptive effect on many industries, including the agricultural industry. In January 2022, due to elevated levels of inflation and corresponding pressure to raise interest rates, the FRB announced after several periods of historically low federal funds rates and yields on Treasury notes that it would be slowing the pace of its bond purchasing and increasing the target range for the federal funds rate over time. The FOMC increased the target range 525 basis points from March 2022 through July 2023.  The target range remained unchanged through much of 2024 until the FOMC decreased the rate 100 basis points during the last four months of the year.  As of December 31, 2024, the target range for the federal funds rate had been decreased to 4.25% to 4.50%. It remains uncertain whether the FOMC will further decrease the target range for the federal funds rate to attain a monetary policy sufficiently restrictive to return inflation to more normalized levels, further reduce the federal funds rate or leave the rate at its current elevated level for a lengthy period of time.  As noted previously, the Trump Administration recently imposed increased tariffs on goods imported to the U.S. from other countries. As a consequence, other countries, in retaliation to the U.S.’s tariff measures, announced the imposition of increased levels of tariffs on goods exported to such countries by companies in the U.S.  The Administration subsequently announced a delay of 90 days in the implementation of those increased tariffs for most other countries, leaving in place, however, a 10% baseline tariff that went into effect on April 5 and that applies to nearly all imports from all countries.  The 90-day pause on the implementation of nearly all of the country-specific tariffs was initially set to expire on July 8, 2025, but was extended to August 1, 2025, to provide additional time to negotiate and finalize bilateral trade agreements with key countries. On July 31, 2025, the Trump Administration issued an Executive Order further adjusting the tariff rates to be applied against nearly 70 countries, effective August 7, 2025.  The Trump Administration has announced agreements in principle regarding tariffs with certain significant trading partners of the United States, including the European Union and South Korea.  It remains uncertain whether such agreements in principle will lead to definitive agreements with such trading partners and, if so, on what terms and whether agreements with other trading partners will eventually be consummated. Such tariffs could result in increased inflationary pressures on the U.S. economy. These developments could adversely affect our banking customers’ businesses, which, in turn, could adversely affect our business, financial condition and results of operations.  See “Economic Conditions in the U.S. May Soften or Become Recessionary with Resultant Adverse Consequences for the U.S. Financial Services Industry and for the Bank,” above in these “Risk Factors” in this Quarterly Report on Form 10-Q.

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

In addition, the war between Russia and Ukraine and global reactions thereto have increased U.S. domestic and global energy prices.  Oil supply disruptions related to the Russia-Ukraine conflict, and sanctions and other measures taken by the U.S. or its allies, could lead to higher costs for gas, food and goods in the U.S. and exacerbate the inflationary pressures on the economy. As noted previously, the Trump Administration recently imposed increased tariffs on goods imported to the U.S. from other countries. As a consequence, other countries, in retaliation to the U.S.’s tariff measures, announced the imposition of increased levels of tariffs on goods exported to such countries by companies in the U.S.  The Administration subsequently announced a delay of 90 days in the implementation of those increased tariffs for most other countries, leaving in place, however, a 10% baseline tariff that went into effect on April 5 and that applies to nearly all imports from all countries.  The 90-day pause on the implementation of nearly all of the country-specific tariffs was initially set to expire on July 8, 2025, but was extended to August 1, 2025, to provide additional time to negotiate and finalize bilateral trade agreements with key countries. On July 31, 2025, the Trump Administration issued an Executive Order further adjusting the tariff rates to be applied against nearly 70 countries, effective August 7, 2025.  The Trump Administration has announced agreements in principle regarding tariffs with certain significant trading partners of the United States, including the European Union and South Korea.  It remains uncertain whether such agreements in principle will lead to definitive agreements with such trading partners and, if so, on what terms and whether agreements with other trading partners will eventually be consummated. Such tariffs could result in increased inflationary pressures on the U.S. economy. These developments could adversely affect our

Index
banking customers’ businesses, which, in turn, could adversely affect our business, financial condition and results of operations.  See “Economic Conditions in the U.S. May Soften or Become Recessionary with Resultant Adverse Consequences for the U.S. Financial Services Industry and for the Bank,” above in these “Risk Factors” in this Quarterly Report on Form 10-Q.

Changes in the U.S. Tax Laws Have Impacted, and May Impact, Our Business and Results of Operations in a Variety of Ways, Some of Which Are Positive, and Others Which May Be Negative

The Tax Cuts and Jobs Act (“TCJA”), signed into law on December 22, 2017, enacted sweeping changes to the U.S. federal tax laws generally effective January 1, 2018.  These changes have impacted our business and results of operations in a variety of ways, some of which are positive and others which are negative.  The TCJA reduced the corporate tax rate to 21% from 35%, which resulted in a net reduction in our annual income tax expense and which has also benefited many of our corporate and other small business borrowers.  However, our ability to utilize tax credits, such as those arising from low-income housing and alternative energy investments, is constrained by the lower tax rate.  Increases in the U.S. corporate tax rate could adversely impact our profitability and that of our business and commercial customers. On July 4, 2025, the One Big Beautiful Bill Act was enacted into law, which included certain modifications to U.S. tax law. The Company is currently evaluating the provisions of this Act but does not expect it to have a material impact on our consolidated financial statements.

Index
ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Company made the following purchases of its common stock during the three months ended June 30, 2025:

	(a)	(b)	(c)	(d)

Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(1)
April 1 - April 30, 2025	—	—	—	416,852
May 1 - May 31, 2025	33,863	$9.85	33,863	382,989
June 1 - June 30, 2025	54,900	$9.88	54,900	328,089
Total	88,763		88,763

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

ITEM 3. – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. – OTHER INFORMATION

None.

Index
ITEM 6.   – EXHIBITS

Exhibit Number	Description of Document

10.1	First Northern Community Bancorp 2026 Stock Incentive Plan* - provided herewith

10.2	First Northern Community Bancorp 2026 Employee Stock Purchase Plan* - provided herewith

31.1	Rule 13a — 14(a) Certification of Chief Executive Officer

31.2	Rule 13a — 14(a) Certification of Chief Financial Officer

32.1**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

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

FIRST NORTHERN COMMUNITY BANCORP

Date:	August 8, 2025	By:	/s/ Kevin Spink

Kevin Spink, Executive Vice President / Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)