Form 10-Q
period 2025-09-30
FIRST NORTHERN COMMUNITY BANCORP
filed 2025-11-07
CIK 1114927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025

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

The number of shares of Common Stock outstanding as of November 3, 2025 was 15,724,784.

FIRST NORTHERN COMMUNITY BANCORP

INDEX

PART I – FINANCIAL INFORMATION

FIRST NORTHERN COMMUNITY BANCORP

ITEM I. – FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)	September 30, 2025	December 31, 2024

Assets

Cash and cash equivalents	$149,510	$119,448
Certificates of deposit	12,890	16,074
Investment securities – available-for-sale, at estimated fair value, net of allowance for credit losses of $0; amortized cost of $627,245 at September 30, 2025 and $682,346 at December 31, 2024	601,502	633,853
Loans, net of allowance for credit losses of $15,699 at September 30, 2025 and $15,885 at December 31, 2024	1,055,971	1,046,852
Stock in Federal Home Loan Bank and other equity securities, at cost	10,871	10,518
Premises and equipment, net	8,523	9,248
Other real estate owned	1,241	—
Core deposit intangible, net	2,771	3,321
Interest receivable and other assets	64,929	52,408

Total Assets	$1,908,208	$1,891,722

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Demand deposits	$700,088	$715,424
Interest-bearing transaction deposits	384,376	376,250
Savings and MMDA's	459,649	458,445
Time, $250,000 or less	88,253	108,598
Time, over $250,000	54,050	41,372
Total deposits	1,686,416	1,700,089

Interest payable and other liabilities	17,023	15,301

Total Liabilities	1,703,439	1,715,390

Commitments and contingencies (Note 7)

Stockholders' Equity:
Common stock, no par value; 32,000,000 shares authorized; 15,720,784 shares issued and outstanding at September 30, 2025 and 15,943,051 shares issued and outstanding at December 31, 2024	125,605	127,902
Additional paid-in capital	977	977
Retained earnings	96,094	81,304
Accumulated other comprehensive loss, net	(17,907)	(33,851)
Total Stockholders’ Equity	204,769	176,332

Total Liabilities and Stockholders’ Equity	$1,908,208	$1,891,722

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended	Three months ended	Nine months ended	Nine months ended
(in thousands, except per share amounts)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Interest and dividend income:
Loans	$14,589	$14,315	$42,820	$41,620
Due from banks interest bearing accounts	1,223	1,820	3,278	5,619
Investment securities:
Taxable	4,068	3,586	12,553	9,519
Non-taxable	419	312	1,203	825
Other earning assets	245	261	767	784
Total interest and dividend income	20,544	20,294	60,621	58,367
Interest expense:
Deposits	3,697	3,798	10,803	10,531
FHLB advances	—	—	75	—
Total interest expense	3,697	3,798	10,878	10,531
Net interest income	16,847	16,496	49,743	47,836
(Reversal of) provision for credit losses	—	(550)	850	200
Net interest income after provision for credit losses	16,847	17,046	48,893	47,636
Non-interest income:
Service charges on deposit accounts	433	427	1,270	1,292
Gains on sales of loans held-for-sale	18	36	42	41
Investment and brokerage services income	145	146	446	422
Mortgage brokerage income	—	—	—	20
Loan servicing income	70	75	217	208
Debit card income	690	710	2,041	2,074
Losses on sales/calls of available-for-sale securities	(59)	(75)	(148)	(155)
Other income	361	219	780	627
Total non-interest income	1,658	1,538	4,648	4,529
Non-interest expenses:
Salaries and employee benefits	6,391	6,242	18,960	18,506
Occupancy and equipment	1,362	1,204	3,781	3,514
Data processing	1,236	1,079	3,431	3,065
Stationery and supplies	79	45	227	187
Advertising	126	109	356	303
Directors’ fees	77	74	211	229
Amortization of core deposit intangible	181	203	550	617
Other expense	2,471	1,978	6,890	6,039
Total non-interest expenses	11,923	10,934	34,406	32,460
Income before provision for income taxes	6,582	7,650	19,135	19,705
Provision for income taxes	569	2,162	3,985	5,517

Net income	$6,013	$5,488	$15,150	$14,188

Basic earnings per common share	$0.39	$0.35	$0.97	$0.89
Diluted earnings per common share	$0.38	$0.34	$0.96	$0.88

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended	Three months ended	Nine months ended	Nine months ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income	$6,013	$5,488	$15,150	$14,188
Other comprehensive income, net of tax:
Unrealized holding gains arising during the period, net of tax effect of $1,939 and $5,084 for the three months ended September 30, 2025 and September 30, 2024, respectively and $6,762 and $4,462 for the nine months ended September 30, 2025 and September 30, 2024, respectively	4,692	12,114	15,840	10,631
Less: reclassification adjustment due to losses realized on sales of securities, net of tax effect of $17 and $22 for the three months ended September 30, 2025 and September 30, 2024, respectively and $44 and $46 for the nine months ended September 30, 2025 and September 30, 2024, respectively	42	53	104	109
Other comprehensive income, net of tax	$4,734	$12,167	$15,944	$10,740

Comprehensive income	$10,747	$17,655	$31,094	$24,928

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

					Accumulated
			Additional		Other
(in thousands, except share data)	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amounts	Capital	Earnings	Loss, net of tax	Total

Balance at December 31, 2023	15,482,332	$123,235	$977	$68,760	$(33,727)	$159,245
Net income				4,276		4,276
Other comprehensive loss, net of taxes					(1,461)	(1,461)
Stock dividend adjustment	2,671	325		(325)		—
Cash in lieu of fractional shares	(148)			(7)		(7)
Stock-based compensation		296				296
Common shares issued related to restricted stock grants, net of restricted stock forfeited	57,489	—				—
Stock options exercised, net of swapped shares	8,387	—				—
Balance at March 31, 2024	15,550,731	$123,856	$977	$72,704	$(35,188)	$162,349
Net income				4,424		4,424
Other comprehensive income, net of taxes					34	34
Stock-based compensation		159				159
Common shares issued related to restricted stock grants	4,470	—				—
Stock repurchase and retirement	(137,500)	(1,239)				(1,239)
Stock options exercised, net of swapped shares	1,872	—				—
Balance at June 30, 2024	15,419,573	$122,776	$977	$77,128	$(35,154)	$165,727
Net income				5,488		5,488
Other comprehensive income, net of taxes					12,167	12,167
Stock-based compensation		171				171
Restricted stock forfeited	(768)	—				—
Stock repurchase and retirement	(155,778)	(1,556)				(1,556)
Balance at September 30, 2024	15,263,027	$121,391	$977	$82,616	$(22,987)	$181,997

Balance at December 31, 2024	15,943,051	$127,902	$977	$81,304	$(33,851)	$176,332
Net income				3,671		3,671
Other comprehensive income, net of taxes					8,886	8,886
Stock dividend adjustment	(616)	352		(352)		—
Cash in lieu of fractional shares	(129)			(8)		(8)
Stock-based compensation		198				198
Common shares issued related to restricted stock grants	64,807	—				—
Stock options exercised, net of swapped shares	17,936	—				—
Stock repurchase and retirement	(127,120)	(1,274)				(1,274)
Balance at March 31, 2025	15,897,929	$127,178	$977	$84,615	$(24,965)	$187,805
Net income				5,466		5,466
Other comprehensive income, net of taxes					2,324	2,324
Stock-based compensation		166				166
Stock options exercised, net of swapped shares	9,162	—				—
Stock repurchase and retirement	(88,763)	(876)				(876)
Balance at June 30, 2025	15,818,328	$126,468	$977	$90,081	$(22,641)	$194,885
Net income				6,013		6,013
Other comprehensive income, net of taxes					4,734	4,734
Stock-based compensation		257				257
Stock repurchase and retirement	(97,544)	(1,120)				(1,120)
Balance at September 30, 2025	15,720,784	$125,605	$977	$96,094	$(17,907)	$204,769

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended	Nine months ended
(in thousands)	September 30, 2025	September 30, 2024
Cash Flows From Operating Activities
Net income	$15,150	$14,188
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	753	792
Accretion and amortization of investment securities premiums and discounts, net	(1,027)	505
(Increase) decrease in deferred loan origination fees and costs, net	(120)	43
Amortization of core deposit intangible	550	617
Provision for credit losses	850	200
Stock-based compensation	621	626
Losses on sales/calls of available-for-sale securities	148	155
Amortization of operating lease right-of-use asset	674	701
Gains on sales of loans held-for-sale	(42)	(41)
Proceeds from sales of loans held-for-sale	2,683	3,155
Originations of loans held-for-sale	(2,641)	(3,114)
Gain on purchase of tax credits	(1,215)	—
Purchase of tax credits	(14,218)	—
Changes in assets and liabilities:
Increase in interest receivable and other assets	(7,111)	(1,128)
Increase (decrease) in interest payable and other liabilities	4,265	(3,492)
Net cash (used in) provided by operating activities	(680)	13,207

Cash Flows From Investing Activities
Proceeds from calls or maturities of available-for-sale securities	39,800	59,785
Proceeds from sales of available-for-sale securities	29,426	4,652
Principal repayments on available-for-sale securities	64,229	54,745
Purchases of available-for-sale securities	(77,475)	(164,641)
Proceeds from maturities of certificates of deposit	4,124	6,166
Purchases of certificates of deposit	(940)	(5,700)
Net (increase) decrease in loans	(9,849)	9,918
Purchases of Federal Home Loan Bank stock and other equity securities, at cost	(353)	—
Purchases of premises and equipment	(1,269)	(221)
Net cash provided by (used in) investing activities	47,693	(35,296)

Cash Flows From Financing Activities
Net (decrease) increase in deposits	(13,673)	39,598
Cash dividends paid in lieu of fractional shares	(8)	(7)
Repurchases of common stock	(3,270)	(2,795)
Net cash (used in) provided by financing activities	(16,951)	36,796

Net increase in Cash and Cash Equivalents	30,062	14,707
Cash and Cash Equivalents, beginning of period	119,448	149,211
Cash and Cash Equivalents, end of period	$149,510	$163,918

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$11,372	$10,753
Income taxes	3,970	6,320
Supplemental disclosures of non-cash investing and financing activities:
Stock dividend distributed	7,510	6,392
Unrealized holding gains on available-for-sale securities, net of taxes	15,944	10,740
Market value of shares tendered in-lieu of cash to pay for exercise of options	805	348
Recognition of right-of-use assets obtained in exchange for operating lease liabilities	2,543	—
Transfer of premises and equipment to other real estate owned	1,241	—

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025 and 2024 and December 31, 2024

1.         BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of First Northern Community Bancorp (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 as filed with the Securities and Exchange Commission ("SEC"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. All material intercompany balances and transactions have been eliminated in consolidation.

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

3.         INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses, estimated fair values, and allowance for credit losses (ACL) of investments in debt and other securities at September 30, 2025 are summarized as follows:

	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	cost	gains	losses	fair value	ACL
Investment securities available-for-sale:
U.S. Treasury securities	$92,385	$384	$(607)	$92,162	$—
Securities of U.S. government agencies and corporations	86,522	426	(2,309)	84,639	—
Obligations of states and political subdivisions	75,885	246	(4,127)	72,004	—
Collateralized mortgage obligations	102,672	133	(11,538)	91,267	—
Mortgage-backed securities	269,781	1,425	(9,776)	261,430	—

Total debt securities	$627,245	$2,614	$(28,357)	$601,502	$—

The amortized cost, unrealized gains and losses and estimated fair values of investments in debt and other securities at December 31, 2024 are summarized as follows:

	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	cost	gains	losses	fair value	ACL
Investment securities available-for-sale:
U.S. Treasury securities	$107,188	$134	$(1,777)	$105,545	$—
Securities of U.S. government agencies and corporations	100,218	62	(4,596)	95,684	—
Obligations of states and political subdivisions	72,576	87	(5,072)	67,591	—
Collateralized mortgage obligations	113,641	5	(18,701)	94,945	—
Mortgage-backed securities	288,723	70	(18,705)	270,088	—

Total debt securities	$682,346	$358	$(48,851)	$633,853	$—

The Company generated $2,111,000 and $1,720,000 in proceeds from sales of available-for-sale securities for the three-month periods ended September 30, 2025 and 2024, respectively. The Company generated $29,426,000 and $4,652,000 in proceeds from sales of available-for-sale securities for the nine-month periods ended September 30, 2025 and 2024, respectively. There were no gross realized gains on sales or calls of available-for-sale securities for the three-month periods ended September 30, 2025 and 2024, respectively. Gross realized gains on sales or calls of available-for-sale securities were $93,000 and $0 for the nine-month periods ended September 30, 2025 and 2024, respectively. Gross realized losses on sales or calls of available-for-sale securities were $59,000 and $75,000 for the three-month periods ended September 30, 2025 and 2024, respectively. Gross realized losses on sales or calls of available-for-sale securities were $241,000 and $155,000 for the nine-month periods ended September 30, 2025 and 2024, respectively.

The amortized cost and estimated fair value of debt and other securities at September 30, 2025, by contractual maturity, are shown in the following table:

	Amortized	Estimated
(in thousands)	cost	fair value

Maturity in years:
Due in one year or less	$54,943	$54,705
Due after one year through five years	118,246	116,335
Due after five years through ten years	37,586	36,587
Due after ten years	44,017	41,178
Subtotal	254,792	248,805
Mortgage-backed securities & collateralized mortgage obligations	372,453	352,697
Total	$627,245	$601,502

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  In addition, factors such as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of September 30, 2025, follows:

(in thousands)	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	losses	Fair Value	losses	Fair Value	losses

U.S. Treasury securities	$15,561	$(43)	$23,177	$(564)	$38,738	$(607)
Securities of U.S. government agencies and corporations	2,730	(12)	51,952	(2,297)	54,682	(2,309)
Obligations of states and political subdivisions	17,834	(597)	37,637	(3,530)	55,471	(4,127)
Collateralized mortgage obligations	4,633	(11)	63,757	(11,527)	68,390	(11,538)
Mortgage-backed securities	25,712	(239)	123,083	(9,537)	148,795	(9,776)
Total	$66,470	$(902)	$299,606	$(27,455)	$366,076	$(28,357)

Fifty-two securities, all considered investment grade, which had an aggregate fair value of $66,470,000 and a total unrealized loss of $902,000, have been in an unrealized loss position for less than twelve months as of September 30, 2025. Three hundred and thirty-seven securities, all considered investment grade, which had an aggregate fair value of $299,606,000 and a total unrealized loss of $27,455,000, have been in an unrealized loss position for more than twelve months as of September 30, 2025.  The unrealized losses on the Company's investment securities were caused by market conditions for these types of investments, particularly changes in risk-free interest rates.  The decline in fair value is attributable to changes in interest rates and not credit quality, and the Company does not intend to sell the securities. The Company has concluded it is not more likely than not that the Company will be required to sell these securities prior to recovery of their anticipated cost basis. Therefore, as of September 30, 2025 and December 31, 2024, the Company had not recorded an allowance for credit losses on these securities and the unrecognized or unrealized losses on these securities have not been recognized into income.

The fair value of investment securities could decline in the future if the general economy deteriorates, inflation and interest rates increase, credit ratings decline, the issuer's financial condition deteriorates, or the liquidity for securities declines. As a result, an allowance for credit loss may occur in the future.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of December 31, 2024, follows:

(in thousands)	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	losses	Fair Value	losses	Fair Value	losses

U.S. Treasury Securities	$27,055	$(431)	$42,603	$(1,346)	$69,658	$(1,777)
Securities of U.S. government agencies and corporations	22,383	(471)	58,585	(4,125)	80,968	(4,596)
Obligations of states and political subdivisions	33,078	(1,083)	29,025	(3,989)	62,103	(5,072)
Collateralized Mortgage obligations	28,937	(1,860)	62,320	(16,841)	91,257	(18,701)
Mortgage-backed securities	110,599	(2,715)	143,892	(15,990)	254,491	(18,705)
Total	$222,052	$(6,560)	$336,425	$(42,291)	$558,477	$(48,851)

Investment securities carried at $90,138,000 and $53,589,000 at September 30, 2025 and December 31, 2024, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

4.         LOANS AND ALLOWANCE FOR CREDIT LOSSES

The composition of the Company’s loan portfolio, by loan class, as of September 30, 2025 and December 31, 2024 was as follows:

(in thousands)	September 30, 2025	December 31, 2024

Commercial	$140,830	$117,921
Commercial Real Estate	710,651	723,650
Agriculture	95,008	92,564
Residential Mortgage	103,053	105,886
Residential Construction	6,498	6,858
Consumer	15,368	15,716

	1,071,408	1,062,595
Allowance for credit losses	(15,699)	(15,885)
Deferred origination fees and costs, net	262	142

Loans, net	$1,055,971	$1,046,852

At September 30, 2025 and December 31, 2024, all loans were pledged under a blanket collateral lien to secure actual or potential borrowings from the Federal Home Loan Bank (“FHLB”).

Allowance for Credit Losses

The following tables summarize the activity in the allowance for credit losses on loans which is recorded as a contra asset, and the reserve for unfunded commitments which is recorded on the condensed consolidated balance sheet within other liabilities, as of and for the three and nine months ended September 30, 2025.

	Allowance for Credit Losses – Three months ended September 30, 2025
	Beginning			Provision	Ending
(in thousands)	Balance	Charge-offs	Recoveries	(Recovery)	Balance
Commercial	$2,523	$(261)	$200	$22	$2,484
Commercial Real Estate	9,782	—	—	409	10,191
Agriculture	1,983	(474)	—	(321)	1,188
Residential Mortgage	1,038	—	—	18	1,056
Residential Construction	499	—	—	(25)	474
Consumer	297	(12)	24	(3)	306
Allowance for credit losses on loans	16,122	(747)	224	100	15,699
Reserve for unfunded commitments	1,150	—	—	(100)	1,050
Total	$17,272	$(747)	$224	$—	$16,749

	Allowance for Credit Losses – Nine months ended September 30, 2025
	Beginning			Provision	Ending
(in thousands)	Balance	Charge-offs	Recoveries	(Recovery)	Balance
Commercial	$1,622	$(456)	$267	$1,051	$2,484
Commercial Real Estate	10,245	(26)	—	(28)	10,191
Agriculture	1,555	(474)	—	107	1,188
Residential Mortgage	1,779	(5)	—	(718)	1,056
Residential Construction	433	—	—	41	474
Consumer	251	(19)	27	47	306
Allowance for credit losses on loans	15,885	(980)	294	500	15,699
Reserve for unfunded commitments	700	—	—	350	1,050
Total	$16,585	$(980)	$294	$850	$16,749

The Company utilizes three economic variables, forecasted unemployment, gross domestic product and single-family home prices, as loss drivers for its allowance for credit losses. During the quarter ended September 30, 2025, the levels of forecasted economic variables remained relatively stable.  This coupled with an increase in loans receivable contributed to an increase in reserves for collectively evaluated loans during the quarter ended September 30, 2025.  This was offset by a decrease in specific reserves due to a decrease in nonaccrual loans requiring specific reserves. Specific reserves recorded during the quarter ended June 30, 2025 were released during the quarter ended September 30, 2025 primarily due to charge-offs of nonaccrual loans and paydowns on a nonaccrual loan relationship. The Company recorded no provision for credit losses for the three months ended September 30, 2025. During the nine months ended September 30, 2025, the Company recorded provision for credit losses totaling $850,000 primarily due to increases in loans receivable and unfunded commitments coupled with the negative trends in forecast factors. Management believes the allowance for credit losses at September 30, 2025 appropriately reflected expected credit losses in the loan portfolio at that date.

The following tables summarize the activity in the allowance for credit losses on loans which is recorded as a contra asset, and the reserve for unfunded commitments which is recorded on the balance sheet within other liabilities as of and for the three and nine months ended September 30, 2024.

	Allowance for Credit Losses – Three months ended September 30, 2024
	Beginning			Provision	Ending
(in thousands)	Balance	Charge-offs	Recoveries	(Recovery)	Balance
Commercial	$2,359	$(49)	$—	$(739)	$1,571
Commercial Real Estate	10,439	—	—	83	10,522
Agriculture	1,680	—	—	(29)	1,651
Residential Mortgage	1,862	—	—	50	1,912
Residential Construction	380	—	—	86	466
Consumer	304	(5)	2	(1)	300
Allowance for credit losses on loans	17,024	(54)	2	(550)	16,422
Reserve for unfunded commitments	950	—	—	—	950
Total	$17,974	$(54)	$2	$(550)	$17,372

	Allowance for Credit Losses - Nine months ended September 30, 2024
	Beginning			Provision	Ending
(in thousands)	Balance	Charge-offs	Recoveries	(Recovery)	Balance
Commercial	$2,041	$(606)	$47	$89	$1,571
Commercial Real Estate	10,864	—	—	(342)	10,522
Agriculture	997	—	—	654	1,651
Residential Mortgage	2,005	—	—	(93)	1,912
Residential Construction	334	—	—	132	466
Consumer	355	(19)	4	(40)	300
Allowance for credit losses on loans	16,596	(625)	51	400	16,422
Reserve for unfunded commitments	1,150	—	—	(200)	950
Total	$17,746	$(625)	$51	$200	$17,372

Collateral-Dependent Loans

In accordance with ASC 326, a loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. All loans individually analyzed were collateral-dependent loans as of September 30, 2025 and December 31, 2024. The following table presents the amortized cost basis of collateral-dependent loans by class, which are individually evaluated to determine expected credit losses, as of September 30, 2025 and December 31, 2024:

September 30, 2025

(in thousands)	Secured by 1-4 Family Residential Properties-1st lien	Secured by 1-4 Family Residential Properties-junior lien	Secured by 1-4 Family Residential Properties-revolving	Commercial	Construction and Land Development
Commercial	$—	$—	$—	$401	$—
Commercial Real Estate	—	—	—	—	—
Agriculture	—	—	—	—	—
Residential Mortgage	180	—	—	—	—
Residential Construction	—	—	—	—	—
Consumer	—	255	353	—	—
Total	$180	$255	$353	$401	$—

			Loans Secured by	Loans Secured by
			Owner-occupied,	Other
		Agriculture	Nonfarm	Nonfarm
	Secured by	Production	Nonresidential	Nonresidential
(in thousands)	Farmland	Loans	Properties	Properties	Total
Commercial	$—	$—	$—	$—	$401
Commercial Real Estate	—	—	672	—	672
Agriculture	662	4,280	—	—	4,942
Residential Mortgage	—	—	—	—	180
Residential Construction	—	—	—	—	—
Consumer	—	—	—	—	608
Total	$662	$4,280	$672	$—	$6,803

December 31, 2024

(in thousands)	Secured by 1-4 Family Residential Properties-1st lien	Secured by 1-4 Family Residential Properties-junior lien	Secured by 1-4 Family Residential Properties-revolving	Commercial	Construction and Land Development
Commercial	$—	$—	$—	$139	$—
Commercial Real Estate	—	—	—	—	—
Agriculture	—	—	—	—	—
Residential Mortgage	202	—	—	—	—
Residential Construction	—	—	—	—	—
Consumer	—	282	360	—	—
Total	$202	$282	$360	$139	$—

			Loans Secured by	Loans Secured by
			Owner-occupied,	Other
			Nonfarm	Nonfarm
	Secured by	Agriculture	Nonresidential	Nonresidential
(in thousands)	Farmland	Production Loans	Properties	Properties	Total
Commercial	$—	$—	$—	$—	$139
Commercial Real Estate	—	—	—	7,993	7,993
Agriculture	740	1,496	—	—	2,236
Residential Mortgage	—	—	—	—	202
Residential Construction	—	—	—	—	—
Consumer	—	—	—	—	642
Total	$740	$1,496	$—	$7,993	$11,212

Foreclosure Proceedings

The Company had no residential real estate property in the process of foreclosure at September 30, 2025 and December 31, 2024.

Non-accrual and Past Due Loans

The Company’s loans by delinquency and non-accrual status, as of September 30, 2025 and December 31, 2024, was as follows:

			90 days		Total
	30-59 days	60-89 days	or More		Past Due &	Current &		Nonaccrual
	Past Due &	Past Due &	Past Due &	Nonaccrual	Nonaccrual	Accruing	Total	Loans with
(in thousands)	Accruing	Accruing	Accruing	Loans	Loans	Loans	Loans	No ACL
September 30, 2025
Commercial	$2,213	$48	$—	$401	$2,662	$138,168	$140,830	$401
Commercial Real Estate	1,569	—	—	672	2,241	708,410	710,651	672
Agriculture	—	—	—	4,942	4,942	90,066	95,008	4,942
Residential Mortgage	120	72	—	180	372	102,681	103,053	180
Residential Construction	—	—	—	—	—	6,498	6,498	—
Consumer	—	—	—	608	608	14,760	15,368	608
Total	$3,902	$120	$—	$6,803	$10,825	$1,060,583	$1,071,408	$6,803

December 31, 2024
Commercial	$2,287	$—	$—	$139	$2,426	$115,495	$117,921	$139
Commercial Real Estate	—	—	—	7,993	7,993	715,657	723,650	7,993
Agriculture	1,354	500	—	2,236	4,090	88,474	92,564	2,236
Residential Mortgage	749	—	—	202	951	104,935	105,886	202
Residential Construction	—	—	—	—	—	6,858	6,858	—
Consumer	—	10	—	642	652	15,064	15,716	642
Total	$4,390	$510	$—	$11,212	$16,112	$1,046,483	$1,062,595	$11,212

The Company recognized $43,000 and $119,000 of interest income on nonaccrual loans during the three months ended September 30, 2025 and September 30, 2024, respectively. The Company recognized $421,000 and $438,000 of interest income on nonaccrual loans during the nine months ended September 30, 2025 and September 30, 2024, respectively.

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

The amortized cost basis of loans that were experiencing both financial difficulty and modification during the three months ended September 30, 2025 were as follows:

(in thousands, except percentages)	Term Extension	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable

Commercial	$1,108	$—	0.79%
Commercial Real Estate	374	—	0.05%
Agriculture	—	548	0.58%
Residential Mortgage	—	—	—
Residential Construction	—	—	—
Consumer	—	—	—
Total	$1,482	$548	0.19%

The amortized cost basis of loans that were experiencing both financial difficulty and modification during the nine months ended September 30, 2025 were as follows:

(in thousands, except percentages)	Term Extension	Combination Term Extension and Interest Rate Reduction	Combination Term Extension and Payment Delay	Total Class of Financing Receivable

Commercial	$1,238	$—	$73	0.93%
Commercial Real Estate	1,708	—	—	0.24%
Agriculture	—	548	—	0.58%
Residential Mortgage	—	—	—	—
Residential Construction	—	—	—	—
Consumer	—	—	—	—
Total	$2,946	$548	$73	0.33%

The amortized cost basis of loans that were experiencing both financial difficulty and modification during the three months ended September 30, 2024 were as follows:

Combination
		Term Extension and	Total Class of
(in thousands, except percentages)	Term Extension	Interest Rate Reduction	Financing Receivable

Commercial	$11	$47	0.05%
Commercial Real Estate	—	—	—
Agriculture	—	—	—
Residential Mortgage	—	—	—
Residential Construction	—	—	—
Consumer	—	—	—
Total	$11	$47	0.01%

The amortized cost basis of loans that were experiencing both financial difficulty and modification during the nine months ended September 30, 2024 were as follows:

Combination
		Term Extension and	Total Class of
(in thousands, except percentages)	Term Extension	Interest Rate Reduction	Financing Receivable

Commercial	$2,102	$47	1.96%
Commercial Real Estate	—	—	—
Agriculture	—	—	—
Residential Mortgage	—	—	—
Residential Construction	—	—	—
Consumer	—	—	—
Total	$2,102	$47	0.20%

The Company had no commitments to lend additional funds to borrowers whose loans were modified at September 30, 2025 and September 30, 2024.

The following table presents the financial effect of the loan modifications to borrowers experiencing financial difficulty during the three-month period ended September 30, 2025:

	Weighted-Average	Weighted-Average
	Interest Rate	Term Extension
	Reduction	(in months)
Commercial	—	2
Commercial Real Estate	—	8
Agriculture	1.00%	36
Residential Mortgage	—	—
Residential Construction	—	—
Consumer	—	—
Total	1.00%	12

The following table presents the financial effect of the loan modifications to borrowers experiencing financial difficulty during the nine-month period ended September 30, 2025:

	Weighted-Average	Weighted-Average
	Interest Rate	Term Extension
	Reduction	(in months)
Commercial	—	9
Commercial Real Estate	—	4
Agriculture	1.00%	36
Residential Mortgage	—	—
Residential Construction	—	—
Consumer	—	—
Total	1.00%	11

The following table presents the financial effect of the loan modifications to borrowers experiencing financial difficulty during the three-month period ended September 30, 2024:

	Weighted-Average	Weighted-Average
	Interest Rate	Term Extension
	Reduction	(in months)
Commercial	3.00%	19
Commercial Real Estate	—	—
Agriculture	—	—
Residential Mortgage	—	—
Residential Construction	—	—
Consumer	—	—
Total	3.00%	19

The following table presents the financial effect of the loan modifications to borrowers experiencing financial difficulty during the nine-month period ended September 30, 2024:

	Weighted-Average	Weighted-Average
	Interest Rate	Term Extension
	Reduction	(in months)
Commercial	3.00%	9
Commercial Real Estate	—	—
Agriculture	—	—
Residential Mortgage	—	—
Residential Construction	—	—
Consumer	—	—
Total	3.00%	9

A commercial real estate loan modified within the previous twelve months totaling $1,334,000 was past due as of September 30, 2025. Loans that were modified within the previous twelve months were current on payments as of   September 30, 2024. There were no loans modified within the previous twelve months and for which there was a payment default during the three- and nine month periods ended September 30, 2025 and September 30, 2024.

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently become uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the ACL is adjusted by the same amount.

Credit Quality Indicators

All loans are rated using the credit risk ratings and criteria adopted by the Company.  Risk ratings are adjusted as future circumstances warrant.  All credits risk rated 1, 2, 3, 4 or 5 equate to a Pass as indicated by Federal and State bank regulatory agencies; a 6 equates to a Special Mention; a 7 equates to Substandard; an 8 equates to Doubtful; and a 9 equates to a Loss.  For the definitions of each risk rating, see Note 4 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024.

The following tables present the loan portfolio by loan class, origination year, and internal risk rating as of September 30, 2025. Generally, existing term loans that were re-underwritten are reflected in the table in the year of renewal. Lines of credit that have a conversion feature at the time of origination, such as construction to permanent loans, are presented by year of origination. Revolving loans converted to term loans totaled $2,291,000 and $3,121,000 as of September 30, 2025 and December 31, 2024, respectively.

(in thousands)
	Term Loans Amortized Cost Basis by Origination Year - As of September 30, 2025
							Revolving
							Loans
							Amortized
	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Commercial
Pass	$40,734	$36,653	$11,494	$9,662	$4,334	$7,349	$25,471	$135,697
Special Mention	73	—	—	767	806	—	1,239	2,885
Substandard	48	46	262	—	—	755	1,137	2,248
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Commercial loans	$40,855	$36,699	$11,756	$10,429	$5,140	$8,104	$27,847	$140,830
Year-to-date Period Charge-offs	—	(119)	(83)	—	(13)	—	(241)	(456)
Year-to-date Recoveries	—	—	251	—	—	16	—	267
Year-to-date Net Charge-offs	—	(119)	168	—	(13)	16	(241)	(189)

Commercial Real Estate
Pass	$39,775	$59,728	$110,098	$157,813	$163,355	$145,478	$1,203	$677,450
Special Mention	1,334	2,868	—	12,691	2,037	3,978	—	22,908
Substandard	374	—	672	3,431	—	5,816	—	10,293
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Commercial Real Estate loans	$41,483	$62,596	$110,770	$173,935	$165,392	$155,272	$1,203	$710,651
Year-to-date Charge-offs	—	—	(26)	—	—	—	—	(26)
Year-to-date Recoveries	—	—	—	—	—	—	—	—
Year-to-date Net Charge-offs	—	—	(26)	—	—	—	—	(26)

Agriculture
Pass	$4,247	$3,011	$6,263	$15,586	$18,477	$14,314	$21,599	$83,497
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	58	2,741	4,739	—	3,973	11,511
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Agriculture loans	$4,247	$3,011	$6,321	$18,327	$23,216	$14,314	$25,572	$95,008
Year-to-date Charge-offs	—	—	—	(176)	—	—	(298)	(474)
Year-to-date Recoveries	—	—	—	—	—	—	—	—
Year-to-date Net Charge-offs	—	—	—	(176)	—	—	(298)	(474)

(in thousands)
	Term Loans Amortized Cost Basis by Origination Year - As of September 30, 2025
							Revolving
							Loans
							Amortized
	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Residential Mortgage
Pass	$2,958	$4,784	$18,386	$23,410	$24,856	$28,482	$—	$102,876
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	32	145	—	177
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Residential Mortgage loans	$2,958	$4,784	$18,386	$23,410	$24,888	$28,627	$—	$103,053
Year-to-date Charge-offs	(5)	—	—	—	—	—	—	(5)
Year-to-date Recoveries	—	—	—	—	—	—	—	—
Year-to-date Net Charge-offs	(5)	—	—	—	—	—	—	(5)

Residential Construction
Pass	$2,310	$1,415	$1,183	$491	$1,099	$—	$—	$6,498
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Residential Construction loans	$2,310	$1,415	$1,183	$491	$1,099	$—	$—	$6,498
Year-to-date Charge-offs	—	—	—	—	—	—	—	—
Year-to-date Recoveries	—	—	—	—	—	—	—	—
Year-to-date Net Charge-offs	—	—	—	—	—	—	—	—

Consumer
Pass	$196	$66	$77	$1,073	$97	$445	$12,307	$14,261
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	1,107	1,107
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Consumer loans	$196	$66	$77	$1,073	$97	$445	$13,414	$15,368
Year-to-date Charge-offs	(16)	(3)	—	—	—	—	—	(19)
Year-to-date Recoveries	2	—	—	—	—	25	—	27
Year-to-date Net Charge-offs	(14)	(3)	—	—	—	25	—	8

Total Loans
Pass	$90,220	$105,657	$147,501	$208,035	$212,218	$196,068	$60,580	$1,020,279
Special Mention	1,407	2,868	—	13,458	2,843	3,978	1,239	25,793
Substandard	422	46	992	6,172	4,771	6,716	6,217	25,336
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Loans	$92,049	$108,571	$148,493	$227,665	$219,832	$206,762	$68,036	$1,071,408
Year-to-date Charge-offs	$(21)	$(122)	$(109)	$(176)	$(13)	$—	$(539)	$(980)
Year-to-date Recoveries	$2	$—	$251	$—	$—	$41	$—	$294
Year-to-date Net Charge-offs	$(19)	$(122)	$142	$(176)	$(13)	$41	$(539)	$(686)

(in thousands)
	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2024
							Revolving
							Loans
							Amortized
	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Commercial
Pass	$36,065	$14,319	$11,885	$11,894	$3,442	$8,030	$27,272	$112,907
Special Mention	—	—	874	1,561	—	—	1,590	4,025
Substandard	227	—	—	32	471	—	259	989
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Commercial loans	$36,292	$14,319	$12,759	$13,487	$3,913	$8,030	$29,121	$117,921
Year-to-date Period Charge-offs	(47)	(508)	(224)	(5)	(163)	(9)	—	(956)
Year-to-date Recoveries	—	—	4	—	—	56	—	60
Year-to-date Net Charge-offs	(47)	(508)	(220)	(5)	(163)	47	—	(896)

Commercial Real Estate
Pass	$68,278	$113,937	$178,142	$160,484	$39,913	$121,862	$6,529	$689,145
Special Mention	2,909	—	—	7,156	—	5,737	—	15,802
Substandard	—	381	—	2,052	1,638	14,632	—	18,703
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Commercial Real Estate loans	$71,187	$114,318	$178,142	$169,692	$41,551	$142,231	$6,529	$723,650
Year-to-date Charge-offs	—	—	—	—	—	—	—	—
Year-to-date Recoveries	—	—	—	—	—	—	—	—
Year-to-date Net Charge-offs	—	—	—	—	—	—	—	—

Agriculture
Pass	$4,857	$6,562	$14,846	$17,245	$5,675	$10,252	$20,420	$79,857
Special Mention	—	—	3,884	5,477	726	—	300	10,387
Substandard	—	—	—	740	—	—	1,580	2,320
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Agriculture loans	$4,857	$6,562	$18,730	$23,462	$6,401	$10,252	$22,300	$92,564
Year-to-date Charge-offs	—	—	—	—	—	—	—	—
Year-to-date Recoveries	—	—	—	—	—	—	—	—
Year-to-date Net Charge-offs	—	—	—	—	—	—	—	—

(in thousands)
	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2024
							Revolving
							Loans
							Amortized
	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Residential Mortgage
Pass	$4,873	$20,162	$22,408	$26,123	$13,233	$18,886	$—	$105,685
Special Mention	—	—	—	—	—	—	—	—
Substandard	79	—	—	34	—	88	—	201
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Residential Mortgage loans	$4,952	$20,162	$22,408	$26,157	$13,233	$18,974	$—	$105,886
Year-to-date Charge-offs	—	—	—	—	—	—	—	—
Year-to-date Recoveries	—	—	—	—	—	—	—	—
Year-to-date Net Charge-offs	—	—	—	—	—	—	—	—

Residential Construction
Pass	$1,525	$2,117	$1,998	$1,218	$—	$—	$—	$6,858
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Residential Construction loans	$1,525	$2,117	$1,998	$1,218	$—	$—	$—	$6,858
Year-to-date Charge-offs	—	—	—	—	—	—	—	—
Year-to-date Recoveries	—	—	—	—	—	—	—	—
Year-to-date Net Charge-offs	—	—	—	—	—	—	—	—

Consumer
Pass	$212	$145	$1,129	$109	$122	$286	$13,071	$15,074
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	642	642
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Consumer loans	$212	$145	$1,129	$109	$122	$286	$13,713	$15,716
Year-to-date Charge-offs	(28)	—	—	—	—	—	—	(28)
Year-to-date Recoveries	10	—	—	—	—	3	—	13
Year-to-date Net Charge-offs	(18)	—	—	—	—	3	—	(15)

Total Loans
Pass	$115,810	$157,242	$230,408	$217,073	$62,385	$159,316	$67,292	$1,009,526
Special Mention	2,909	—	4,758	14,194	726	5,737	1,890	30,214
Substandard	306	381	—	2,858	2,109	14,720	2,481	22,855
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Loans	$119,025	$157,623	$235,166	$234,125	$65,220	$179,773	$71,663	$1,062,595
Year-to-date Charge-offs	$(75)	$(508)	$(224)	$(5)	$(163)	$(9)	$—	$(984)
Year-to-date Recoveries	$10	$—	$4	$—	$—	$59	$—	$73
Year-to-date Net Charge-offs	$(65)	$(508)	$(220)	$(5)	$(163)	$50	$—	$(911)

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold.  The Company sold a substantial portion of its portfolio of conforming long-term residential mortgage loans originated during the nine months ended September 30, 2025 for cash proceeds equal to the fair value of the loans. The Company serviced real estate mortgage loans for others totaling $167,459,000 and $174,464,000 at September 30, 2025 and December 31, 2024, respectively.

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

Key assumptions used in measuring the fair value of mortgage servicing rights as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024

Constant prepayment rate	6.90%	6.76%
Discount rate	9.50%	10.00%
Weighted average life (years)	7.48	7.55

The following tables summarize the changes to the Company’s mortgage servicing rights assets as of the periods presented.  Mortgage servicing rights are included in Interest Receivable and Other Assets on the condensed consolidated balance sheets.

(in thousands)	June 30, 2025	Additions	Reductions	September 30, 2025

Mortgage servicing rights	$1,242	$10	$(46)	$1,206
Valuation allowance	—	—	—	—
Mortgage servicing rights, net of valuation allowance	$1,242	$10	$(46)	$1,206

(in thousands)	December 31, 2024	Additions	Reductions	September 30, 2025

Mortgage servicing rights	$1,312	$34	$(140)	$1,206
Valuation allowance	—	—	—	—
Mortgage servicing rights, net of valuation allowance	$1,312	$34	$(140)	$1,206

At September 30, 2025 and December 31, 2024, the estimated fair market value of the Company’s mortgage servicing rights assets was $1,847,000 and $1,910,000, respectively. The change in fair value of mortgage servicing rights during 2025 was primarily due to changes in prepayment speeds and the discount rate.

The Company received contractually specified servicing fees of $106,000 and $112,000 for the three months ended September 30, 2025 and September 30, 2024, respectively.  The Company received contractually specified servicing fees of $322,000 and $340,000 for the nine months ended September 30, 2025 and September 30, 2024, respectively. Loan servicing income on the condensed consolidated statements of income includes contractually specified servicing fees, mortgage servicing rights additions, amortization and changes in the valuation allowance.

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

Assets Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024.

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
(in thousands)		Identical Assets	Inputs	Inputs
September 30, 2025	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$92,162	$92,162	$—	$—
Securities of U.S. government agencies and corporations	84,639	—	84,639	—
Obligations of states and political subdivisions	72,004	—	72,004	—
Collateralized mortgage obligations	91,267	—	91,267	—
Mortgage-backed securities	261,430	—	261,430	—
Total investments at fair value	$601,502	$92,162	$509,340	$—

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
(in thousands)		Identical Assets	Inputs	Inputs
December 31, 2024	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$105,545	$105,545	$—	$—
Securities of U.S. government agencies and corporations	95,684	—	95,684	—
Obligations of states and political subdivisions	67,591	—	67,591	—
Collateralized mortgage obligations	94,945	—	94,945	—
Mortgage-backed securities	270,088	—	270,088	—
Total investments at fair value	$633,853	$105,545	$528,308	$—

Assets Recorded at Fair Value on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of September 30, 2025.

(in thousands)	Carrying
September 30, 2025	Value	Level 1	Level 2	Level 3
Collateral dependent loans	$1,117	$—	$—	$1,117
Total assets at fair value	$1,117	$—	$—	$1,117

(in thousands)	Carrying
December 31, 2024	Value	Level 1	Level 2	Level 3
Collateral dependent loans	$139	$—	$—	$139
Total assets at fair value	$139	$—	$—	$139

There were no liabilities measured at fair value on a recurring or non-recurring basis at September 30, 2025 and December 31, 2024.

Key methods and assumptions used in measuring the fair value of collateral dependent loans as of September 30, 2025 were as follows:

	Method	Assumption Inputs

Collateral dependent loans	Collateral, market, income, enterprise, liquidation	External appraised values, management assumptions regarding market trends or other relevant factors, selling costs generally ranging from 6% to 10%

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

Collateral Dependent Loans

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

Disclosures about Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments for the periods ended September 30, 2025 and December 31, 2024 were approximately as follows:

		September 30, 2025		December 31, 2024
		Carrying	Fair	Carrying	Fair
	Level	amount	value	amount	value
(in thousands)
Financial assets:
Cash and cash equivalents	1	$149,510	$149,510	$119,448	$119,448
Certificates of deposit	2	$12,890	12,972	16,074	16,129
Stock in Federal Home Loan Bank and other equity securities	3	10,871	10,871	10,518	10,518
Loans receivable:
Net loans	3	1,055,971	991,016	1,046,852	974,746
Interest receivable	2	7,486	7,486	7,660	7,660
Mortgage servicing rights	3	1,206	1,847	1,312	1,910
Financial liabilities:
Time deposits	3	142,303	142,260	149,970	149,752
Interest payable	2	646	646	1,215	1,215

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

Financial instruments, whose contract amounts represent credit risk at the indicated periods, were as follows:

(in thousands)	September 30, 2025	December 31, 2024
Undisbursed loan commitments	$128,776	$140,092
Standby letters of credit	234	922
	$129,010	$141,014

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank issues both financial and performance standby letters of credit.  The financial standby letters of credit are primarily to guarantee payment to third parties.  At September 30, 2025 and December 31, 2024, there were no financial standby letters of credit outstanding.  The performance standby letters of credit are typically issued to municipalities as specific performance bonds.  Performance standby letters of credit totaled $234,000 and $922,000 at September 30, 2025 and December 31, 2024, respectively.  The Bank had experienced no draws on outstanding letters of credit, resulting in no related liability included on its balance sheet; however, should a triggering event occur, the Bank either has collateral in excess of the letter of credit or embedded agreements of recourse from the customer. The Bank has set aside a reserve for unfunded commitments in the amount of $1,050,000 and $700,000 at September 30, 2025 and December 31, 2024, respectively, which is recorded in "interest payable and other liabilities" on the condensed consolidated balance sheets.

Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans.  As of September 30, 2025 and December 31, 2024, the Company had no off-balance sheet derivatives requiring additional disclosure.

The Company may enter into interest rate lock commitments in connection with its mortgage banking activities to fund residential mortgage loans within specified times in the future. These commitments expose the Company to the risk that the price of the loan underlying the interest rate lock commitment might decline from the inception of the interest rate lock to the funding of the mortgage loan. To protect against this risk, the Company may enter into commitments to sell loans to economically hedge the risk of potential changes in the value of the loans that would result from the commitment. There were no commitments at September 30, 2025 and December 31, 2024. Mortgage loans sold to investors may be sold with servicing rights retained, for which the Company makes only standard legal representations and warranties as to meeting certain underwriting and collateral documentation standards. Management believes that any liabilities that may result from such recourse provisions are not significant.

8.         STOCK PLANS

On January 23, 2025, the Board of Directors of the Company declared a 5% stock dividend payable as of March 25, 2025 to shareholders of record as of February 28, 2025.  All stock options and restricted stock amounts outstanding have been adjusted to give retroactive effect to stock dividends.

The following table presents the activity related to stock options for the three months ended September 30, 2025.

Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
	Shares	Price	Value	Term (in years)
Options outstanding at Beginning of Period	402,421	$8.19
Granted	—	—
Expired	—	—
Cancelled / Forfeited	—	—
Exercised	—	—
Options outstanding at End of Period	402,421	$8.19	$1,824,814	3.33
Exercisable (vested) at End of Period	389,985	$8.16	$1,776,811	3.23

The following table presents the activity related to stock options for the nine months ended September 30, 2025.

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
	Shares	Price	Value	Term (in years)
Options outstanding at Beginning of Period	513,190	$7.99
Granted	—	—
Expired	—	—
Cancelled / Forfeited	—	—
Exercised	(110,769)	7.27
Options outstanding at End of Period	402,421	$8.19	$1,824,814	3.33
Exercisable (vested) at End of Period	389,985	$8.16	$1,776,811	3.23

The intrinsic value of options exercised was $268,000 and $90,000 during the nine months ended September 30, 2025 and September 30, 2024, respectively. The fair value of awards vested was $25,000 and $88,000 during the nine months ended September 30, 2025 and September 30, 2024, respectively. There were no options exercised during the three months ended September 30, 2025 and September 30, 2024.  The fair value of awards vested was $0 during each of the three-month periods ended September 30, 2025 and September 30, 2024.

As of September 30, 2025, there was $13,000 of total unrecognized compensation cost related to non-vested stock options.  This cost is expected to be recognized over a weighted average period of approximately 0.50 years.

There was $6,000 of recognized compensation cost related to stock options granted for each of the three months ended September 30, 2025 and September 30, 2024.  There was $18,000 and $30,000 of recognized compensation cost related to stock options granted for the nine months ended September 30, 2025 and September 30, 2024, respectively.

The following table presents the activity related to non-vested restricted stock for the three months ended September 30, 2025.

Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Grant Date	Intrinsic	Contractual
	Shares	Fair Value	Value	Term (in years)
Non-vested Restricted stock outstanding at Beginning of Period	266,413	$8.38
Granted	—	—
Cancelled / Forfeited	—	—
Exercised/Released/Vested	—	—
Non-vested restricted stock outstanding at End of Period	266,413	$8.38	$3,388,773	2.60

The following table presents the activity related to non-vested restricted stock for the nine months ended September 30, 2025.

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Grant Date	Intrinsic	Contractual
	Shares	Fair Value	Value	Term (in years)
Non-vested Restricted stock outstanding at Beginning of Period	272,719	$8.12
Granted	68,043	9.51
Cancelled / Forfeited	—	—
Exercised/Released/Vested	(74,349)	8.46
Non-vested restricted stock outstanding at End of Period	266,413	$8.38	$3,388,773	2.60

The weighted average fair value of restricted stock granted during the nine months ended September 30, 2025 was $9.51 per share.

As of September 30, 2025, there was $1,016,000 of total unrecognized compensation cost related to non-vested restricted stock.  This cost is expected to be recognized over a weighted average period of approximately 2.60 years.

There was $238,000 and $149,000 of recognized compensation cost related to restricted stock awards for the three months ended September 30, 2025 and September 30, 2024, respectively.  There was $572,000 and $565,000 of recognized compensation cost related to restricted stock awards for the nine months ended September 30, 2025 and September 30, 2024, respectively.

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

As of September 30, 2025, there was $3,000 unrecognized compensation cost related to ESPP issuances.

There was $13,000 and $15,000 of recognized compensation cost related to ESPP issuances for the three months ended September 30, 2025 and September 30, 2024, respectively.  There was $31,000 of recognized compensation cost related to ESPP issuances for each of the nine months ended September 30, 2025 and September 30, 2024.

The weighted average fair value option at issuance date during the nine months ended September 30, 2025 was $2.19 per share.

A summary of the weighted average assumptions used in valuing ESPP issuances during the three and nine months ended September 30, 2025 is presented below.

	Three Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2025
Risk Free Interest Rate	4.37%	4.37%

Expected Dividend Yield	0.00%	0.00%

Expected Life in Years	1.00	1.00

Expected Price Volatility	16.20%	16.20%

9.         ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table details activity in accumulated other comprehensive income (loss) for the three months ended September 30, 2025.

				Accumulated
	Unrealized	Officers’	Directors’	other
	losses on	retirement	retirement	comprehensive
(in thousands)	securities	plan	plan	loss
Balance as of June 30, 2025	$(22,947)	$207	$99	$(22,641)
Current period other comprehensive income	4,734	—	—	4,734
Balance as of September 30, 2025	$(18,213)	$207	$99	$(17,907)

The following table details activity in accumulated other comprehensive income (loss) for the nine months ended September 30, 2025.

				Accumulated
	Unrealized	Officers’	Directors’	other
	losses on	retirement	retirement	comprehensive
(in thousands)	securities	plan	plan	loss
Balance as of December 31, 2024	$(34,157)	$207	$99	$(33,851)
Current period other comprehensive income	15,944	—	—	15,944
Balance as of September 30, 2025	$(18,213)	$207	$99	$(17,907)

The following table details activity in accumulated other comprehensive income (loss) for the three months ended  September 30, 2024.

				Accumulated
	Unrealized	Officers’	Directors’	other
	losses on	retirement	retirement	comprehensive
(in thousands)	securities	plan	plan	loss
Balance as of June 30, 2024	$(35,205)	$(70)	$121	$(35,154)
Current period other comprehensive income	12,167	—	—	12,167
Balance as of September 30, 2024	$(23,038)	$(70)	$121	$(22,987)

The following table details activity in accumulated other comprehensive income (loss) for the nine months ended September 30, 2024.

				Accumulated
	Unrealized			other
	losses on	Officers’	Directors’	comprehensive
(in thousands)	securities	retirement plan	retirement plan	loss
Balance as of December 31, 2023	$(33,778)	$(70)	$121	$(33,727)
Current period other comprehensive income	10,740	—	—	10,740
Balance as of September 30, 2024	$(23,038)	$(70)	$121	$(22,987)

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

The following table presents a reconciliation of basic and diluted EPS for the three and nine months ended September 30, 2025 and 2024:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except share and per share amounts):	2025	2024	2025	2024
Basic earnings per share:
Net income	$6,013	$5,488	$15,150	$14,188

Weighted average common shares outstanding	15,499,900	15,868,938	15,585,514	15,955,291
Basic EPS	$0.39	$0.35	$0.97	$0.89

Diluted earnings per share:
Net income	$6,013	$5,488	$15,150	$14,188

Weighted average common shares outstanding	15,499,900	15,868,938	15,585,514	15,955,291

Effect of dilutive shares	278,882	233,019	238,019	200,502

Adjusted weighted average common shares outstanding	15,778,782	16,101,957	15,823,533	16,155,793
Diluted EPS	$0.38	$0.34	$0.96	$0.88

Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 0 shares and 28,874 shares for the three months ended September 30, 2025 and 2024, respectively.  There were no unvested restricted stock which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect for the three months ended September 30, 2025 and 2024. Stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 9,310 shares and 321,426 shares for the nine months ended September 30, 2025 and 2024, respectively. Unvested restricted stock which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 385 shares and 2,722 shares for the nine months ended September 30, 2025 and 2024, respectively.

11.       LEASES

The Company leases ten branch and administrative locations under operating leases expiring on various dates through 2035. Leases with an initial term of 12 months or less are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term. For lease agreements entered into or reassessed after the adoption of ASU 2016-02, Leases (Topic 842), the Company combines lease and nonlease components. The Company had no financing leases as of September 30, 2025.

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

The Company had right-of-use assets totaling $5,024,000 and $3,155,000 as of September 30, 2025 and December 31, 2024, respectively. Right-of-use assets are included in Interest receivable and other assets on the condensed consolidated balance sheets. The Company had lease liabilities totaling $5,442,000 and $3,645,000 as of September 30, 2025 and December 31, 2024, respectively. Lease liabilities are included in Interest payable and other liabilities on the condensed consolidated balance sheets. The Company recognized lease expense totaling $285,000 and $323,000 for the three-month periods ended September 30, 2025 and 2024, respectively, and $852,000 and $928,000 for the nine-month periods ended September 30, 2025 and 2024, respectively. Lease expense includes operating lease costs, short-term lease costs and variable lease costs. Lease expense is included in occupancy and equipment expense on the condensed consolidated statements of income.

The table below summarizes the maturity of remaining lease liabilities at September 30, 2025:

(in thousands)	September 30, 2025
2025 (remaining 3 months)	$309
2026	1,002
2027	948
2028	974
2029	923
2030 and thereafter	2,012
Total lease payments	6,168
Less: interest	(726)
Present value of lease liabilities	$5,442

The following table presents supplemental cash flow information related to leases for the three and nine months ended September 30, 2025:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$293	$244	$816	$839
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,543	$—	$2,543	$—

The following table presents the weighted average operating lease term and discount rate as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024

Weighted-average remaining lease term – operating leases, in years	6.56	4.87
Weighted-average discount rate – operating leases	3.41%	2.36%

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

Loans, interest bearing accounts, investment securities, deposits, and non-interest income provide the revenues in banking operations and are presented in the Company's consolidated balance sheets. Interest expense, provisions for credit losses, salaries and employee benefits, occupancy and equipment, and data processing provide significant expenses in banking operations and are presented in the Company's consolidated statements of income. Segment performance is evaluated using consolidated net income with the majority of the Company's net income derived from net interest income.

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

Significant results and developments during the third quarter and year-to-date 2025 included:

●

Net income of $15.2 million for the nine months ended September 30, 2025, up 6.8% from net income of $14.2 million earned for the same period last year. Net income of $6.0 million for the three months ended September 30, 2025, up 9.6% from net income of $5.5 million earned for the same period last year.

●

Diluted income per share of $0.96 for the nine months ended September 30, 2025, up 9.0% from diluted income per share of $0.88 for the same period last year. Diluted income per share of $0.38 for the three months ended September 30, 2025, up 11.8% from diluted income per share of $0.34 for the same period last year.

●

Net interest income of $49.7 million for the nine months ended September 30, 2025, up 4.0% from net interest income of $47.8 million for the same period last year. Net interest income of $16.8 million for the three months ended September 30, 2025, up 2.1% from net interest income of $16.5 million for the same period last year.

●

Net interest margin of 3.75% for the nine months ended September 30, 2025, increased 15 basis points from net interest margin of 3.60% for the same period last year. Net interest margin of 3.75% for the three months ended September 30, 2025, increased 10 basis points from net interest margin of 3.65% for the same period last year.

●

Provision for credit losses of $0.9 million for the nine months ended September 30, 2025, up 325.0% from provision for credit losses of $0.2 million for the same period last year. No provision for credit losses for the three months ended September 30, 2025 compared to a reversal of provision for credit losses of $0.6 million for the same period last year.

●	Total assets of $1.91 billion as of September 30, 2025, up 0.9% from $1.89 billion as of December 31, 2024.

●	Total net loans (including loans held-for-sale) of $1.06 billion as of September 30, 2025, up 0.9% from $1.05 billion as of December 31, 2024.

●	Total investment securities of $601.5 million as of September 30, 2025, down 5.1% from $633.9 million as of December 31, 2024.

●	Total deposits of $1.69 billion as of September 30, 2025, down 0.8% from $1.70 billion as of December 31, 2024.

SUMMARY FINANCIAL DATA

The Company recorded net income of $15,150,000 for the nine months ended September 30, 2025, representing an increase of $962,000, or 6.8%, from net income of $14,188,000 for the same period in 2024. The Company recorded net income of $6,013,000 for the three months ended September 30, 2025, representing an increase of $525,000, or 9.6%, from net income of $5,488,000 for the same period in 2024.

The following tables present a summary of the results for the three and nine months ended September 30, 2025 and 2024, and a summary of financial condition at September 30, 2025 and December 31, 2024.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
(in thousands, except per share amounts and ratios)
For the Period:
Net Income	$6,013	$5,488	$15,150	$14,188
Basic Earnings Per Common Share	$0.39	$0.35	$0.97	$0.89
Diluted Earnings Per Common Share	$0.38	$0.34	$0.96	$0.88
Return on Average Assets (annualized)	1.27%	1.15%	1.08%	1.01%
Return on Average Equity (annualized)	12.15%	12.73%	10.80%	11.50%
Average Equity to Average Assets	10.43%	9.02%	10.02%	8.77%

	September 30, 2025	December 31, 2024
(in thousands, except ratios)
At Period End:
Total Assets	$1,908,208	$1,891,722
Total Investment Securities, at fair value	$601,502	$633,853
Total Loans, Net (including loans held-for-sale)	$1,055,971	$1,046,852
Total Deposits	$1,686,416	$1,700,089
Loan-To-Deposit Ratio	62.6%	61.6%

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income

	Three months ended			Three months ended
	September 30, 2025			September 30, 2024
	Average		Yield/	Average		Yield/
(in thousands, except percentages)	Balance	Interest	Rate (4)	Balance	Interest	Rate (4)
Assets
Interest-earning assets:
Loans (1)	$1,055,924	$14,589	5.48%	$1,048,639	$14,315	5.43%
Certificate of deposits	14,332	152	4.21%	18,052	188	4.14%
Interest bearing due from banks	105,545	1,071	4.03%	126,903	1,632	5.12%
Investment securities, taxable	545,004	4,068	2.96%	550,360	3,586	2.59%
Investment securities, non-taxable (2)	52,042	419	3.19%	42,736	312	2.90%
Other interest earning assets	10,870	245	8.94%	10,518	261	9.87%
Total average interest-earning assets	1,783,717	20,544	4.57%	1,797,208	20,294	4.49%
Non-interest-earning assets:
Cash and due from banks	32,326			40,401
Premises and equipment, net	8,133			9,470
Interest receivable and other assets	59,211			55,357
Total average assets	$1,883,387			$1,902,436

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	390,689	767	0.78%	381,356	718	0.75%
Savings and MMDA’s	459,869	1,723	1.49%	431,446	1,443	1.33%
Time, $250,000 or less	84,002	758	3.58%	117,985	1,341	4.52%
Time, over $250,000	51,446	449	3.46%	38,453	296	3.06%
Total average interest-bearing liabilities	986,006	3,697	1.49%	969,240	3,798	1.56%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	685,713			745,700
Interest payable and other liabilities	15,265			15,924
Total liabilities	1,686,984			1,730,864
Total average stockholders’ equity	196,403			171,572
Total average liabilities and stockholders’ equity	$1,883,387			$1,902,436
Net interest income and net interest margin (3)		$16,847	3.75%		$16,496	3.65%

(1)

Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for credit losses, but non-accrued interest thereon is generally excluded. Loan interest income includes loan fees, net of deferred costs of approximately $50 and $4 for the three months ended September 30, 2025 and 2024, respectively.

(2)	Interest income and yields on tax-exempt securities are not presented on a taxable-equivalent basis.
(3)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)	For disclosure purposes, yield /rates are annualized by dividing the number of days in the reported period by 365.

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income

	Nine months ended			Nine months ended
	September 30, 2025			September 30, 2024
	Average		Yield/	Average		Yield/
(in thousands, except percentages)	Balance	Interest	Rate (4)	Balance	Interest	Rate (4)
Assets
Interest-earning assets:
Loans (1)	$1,047,737	$42,820	5.46%	$1,045,710	$41,620	5.32%
Certificate of deposits	15,098	470	4.16%	17,935	542	4.04%
Interest bearing due from banks	87,409	2,808	4.30%	127,030	5,077	5.34%
Investment securities, taxable	563,964	12,553	2.98%	531,871	9,519	2.39%
Investment securities, non-taxable (2)	50,653	1,203	3.18%	39,600	825	2.78%
Other interest earning assets	10,734	767	9.55%	10,518	784	9.96%
Total average interest-earning assets	1,775,595	60,621	4.56%	1,772,664	58,367	4.40%
Non-interest-earning assets:
Cash and due from banks	32,473			38,716
Premises and equipment, net	8,378			9,654
Interest receivable and other assets	55,197			57,104
Total average assets	$1,871,643			$1,878,138

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	386,818	2,151	0.74%	375,090	1,851	0.66%
Savings and MMDA’s	452,813	4,875	1.44%	429,227	3,910	1.22%
Time, $250,000 or less	86,588	2,620	4.05%	114,847	3,908	4.55%
Time, over $250,000	53,031	1,157	2.92%	37,430	862	3.08%
FHLB advances	2,198	75	4.56%	—	—	0.00%
Total average interest-bearing liabilities	981,448	10,878	1.48%	956,594	10,531	1.47%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	688,446			740,261
Interest payable and other liabilities	14,235			16,523
Total liabilities	1,684,129			1,713,378
Total average stockholders’ equity	187,514			164,760
Total average liabilities and stockholders’ equity	$1,871,643			$1,878,138
Net interest income and net interest margin (3)		$49,743	3.75%		$47,836	3.60%

(1)

Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for credit losses, but non-accrued interest thereon is generally excluded. Loan interest income includes loan fees, net of deferred costs of approximately $75 and $(448) for the nine months ended September 30, 2025 and 2024, respectively.

(2)	Interest income and yields on tax-exempt securities are not presented on a taxable-equivalent basis.
(3)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)	For disclosure purposes, yield /rates are annualized by dividing the number of days in the reported period by 365.

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income

	Three months ended			Three months ended
	September 30, 2025			June 30, 2025
	Average		Yield/	Average		Yield/
(in thousands, except percentages)	Balance	Interest	Rate	Balance	Interest	Rate (4)
Assets
Interest-earning assets:
Loans (1)	$1,055,924	$14,589	5.48%	$1,044,581	$14,629	5.62%
Certificates of deposit	14,332	152	4.21%	15,112	157	4.17%
Interest bearing due from banks	105,545	1,071	4.03%	85,828	1,010	4.72%
Investment securities, taxable	545,004	4,068	2.96%	560,021	4,137	2.96%
Investment securities, non-taxable (2)	52,042	419	3.19%	49,497	391	3.17%
Other interest earning assets	10,870	245	8.94%	10,808	250	9.28%
Total average interest-earning assets	1,783,717	20,544	4.57%	1,765,847	20,574	4.67%
Non-interest-earning assets:
Cash and due from banks	32,326			30,777
Premises and equipment, net	8,133			7,866
Interest receivable and other assets	59,211			53,556
Total average assets	$1,883,387			$1,858,046

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	390,689	767	0.78%	383,761	693	0.72%
Savings and MMDA’s	459,869	1,723	1.49%	447,276	1,602	1.44%
Time, $250,000 and under	84,002	758	3.58%	88,024	889	4.05%
Time, over $250,000	51,446	449	3.46%	51,942	362	2.80%
FHLB advances	—	—	0.00%	6,593	75	4.56%
Total average interest-bearing liabilities	986,006	3,697	1.49%	977,596	3,621	1.49%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	685,713			679,144
Interest payable and other liabilities	15,265			13,505
Total liabilities	1,686,984			1,670,245
Total average stockholders’ equity	196,403			187,801
Total average liabilities and stockholders’ equity	$1,883,387			$1,858,046
Net interest income and net interest margin (3)		$16,847	3.75%		$16,953	3.85%

(1)

Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for credit losses, but non-accrued interest is generally excluded. Loan interest income includes loan fees, net of deferred costs of approximately $50 and $33 for the three months ended September 30, 2025 and June 30, 2025, respectively.

(2)	Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
(3)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)	For disclosure purposes, yield/rates are annualized by dividing the number of days in the reported period by 365.

Analysis of Changes

in Interest Income and Interest Expense

Following is an analysis of changes in interest income and expense (dollars in thousands) for the three months ended September 30, 2025 over the three months ended September 30, 2024, the nine months ended September 30, 2025 over the nine months ended September 30, 2024, and the three months ended September 30, 2025 over the three months ended June 30, 2025.  Changes not solely due to interest rate or volume have been allocated proportionately to interest rate and volume.

	Three Months Ended			Nine Months Ended			Three Months Ended
	September 30, 2025			September 30, 2025			September 30, 2025
	Over			Over			Over
	Three Months Ended			Nine Months Ended			Three Months Ended
	September 30, 2024			September 30, 2024			June 30, 2025
		Interest			Interest			Interest
	Volume	Rate	Change	Volume	Rate	Change	Volume	Rate	Change
(in thousands)
Increase (Decrease) in Interest Income:

Loans	118	$156	$274	$82	$1,118	$1,200	$210	$(250)	$(40)
Certificates of Deposit	(39)	3	(36)	(89)	17	(72)	(7)	2	(5)
Due From Banks	(248)	(313)	(561)	(1,397)	(872)	(2,269)	218	(157)	61
Investment Securities - Taxable	(34)	516	482	596	2,438	3,034	(69)	—	(69)
Investment Securities - Non-taxable	73	34	107	250	128	378	24	4	28
Other Assets	9	(25)	(16)	16	(33)	(17)	2	(7)	(5)
	(121)	$371	$250	$(542)	$2,796	$2,254	$378	$(408)	$(30)

Increase (Decrease) in Interest Expense:

Deposits:
Interest-Bearing Transaction Deposits	$19	$30	$49	$61	$239	$300	$14	$60	$74
Savings & MMDAs	100	180	280	226	739	965	54	67	121
Time Certificates	(281)	(149)	(430)	(486)	(507)	(993)	(96)	52	(44)
FHLB advances	—	—	—	75	—	75	(75)	—	(75)

	$(162)	$61	$(101)	$(124)	$471	$347	$(103)	$179	$76

Increase (Decrease) in Net Interest Income:	$41	$310	$351	$(418)	$2,325	$1,907	$481	$(587)	$(106)

CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a $30,062,000, or 25.2%, increase in cash and cash equivalents, a $3,184,000, or 19.8%, decrease in certificates of deposit, a $32,351,000, or 5.1%, decrease in investment securities available-for-sale, a $9,119,000, or 0.9%, increase in net loans held-for-investment, and a $12,521,000, or 23.9%, increase in interest receivable and other assets from December 31, 2024 to September 30, 2025. The increase in cash and cash equivalents was primarily due to a decrease in investment securities due to net proceeds from calls, maturities, and sales of available-for-sale securities and principal repayments on available-for-sale securities, which was partially offset by an increase in loans due to net loan originations coupled with a decrease in deposit balances. The decrease in certificates of deposits was due to net maturities and repayments of certificates of deposit. The increase in loans held-for-investment was primarily due to net originations of commercial loans, which was partially offset by net payoffs of commercial real estate and residential mortgage loans. The increase in interest receivable and other assets was primarily due to an increase in current tax receivable associated with the purchase of investment tax credits during the third quarter of 2025.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a decrease in total deposits of $13,673,000, or 0.8%, from December 31, 2024 to September 30, 2025. The overall decrease in total deposits was primarily due to seasonal fluctuations due to changes in market conditions and monetary policy coupled with the payoff of brokered CDs.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The Federal Open Market Committee decreased the Federal Reserve's benchmark rate by 25 basis points to a range of 4.00% to 4.25% during the nine months ended September 30, 2025.

Interest income on loans for the nine months ended September 30, 2025 was up 2.9% from the same period in 2024, increasing from $41,620,000 to $42,820,000 and was up 1.9% for the three months ended September 30, 2025 over the same period in 2024, increasing from $14,315,000 to $14,589,000. The increase in interest income on loans for the nine months ended September 30, 2025 as compared to the same period a year ago was primarily due to a 14 basis point increase in yield on loans coupled with an increase in average balance of loans. The increase in interest income on loans for the three months ended September 30, 2025 as compared to the same period a year ago was primarily due to a 5 basis point increase in yield on loans coupled with an increase in average balance of loans.

Interest income on certificates of deposit for the nine months ended September 30, 2025 was down 13.3% from the same period in 2024, decreasing from $542,000 to $470,000, and was down 19.1% for the three months ended September 30, 2025 over the same period in 2024, decreasing from $188,000 to $152,000. The decrease in interest income on certificates of deposit for the nine months ended September 30, 2025 as compared to the same period a year ago was primarily due to a decrease in average balances of certificates of deposit, which was partially offset by a 12 basis point increase in yield on certificates of deposit. The decrease in interest income on certificates of deposit for the three months ended September 30, 2025 as compared to the same period a year ago was primarily due to a decrease in average balances of certificates of deposit, which was partially offset by a 7 basis point increase in yield on certificates of deposit.

Interest income on interest-bearing due from banks for the nine months ended September 30, 2025 was down 44.7% from the same period in 2024, decreasing from $5,077,000 to $2,808,000, and was down 34.4% for the three months ended September 30, 2025 over the same period in 2024, decreasing from $1,632,000 to $1,071,000. The decrease in interest income on interest-bearing due from banks for the nine months ended September 30, 2025 as compared to the same period a year ago was primarily due to a decrease in average balances of interest-bearing due from banks, coupled with a 104 basis point decrease in yield on interest-bearing due from banks. The decrease in interest income on interest-bearing due from banks for the three months ended September 30, 2025 as compared to the same period a year ago was primarily due to a decrease in average balances of interest-bearing due from banks, coupled with a 109 basis point decrease in yield on interest-bearing due from banks.

Interest income on investment securities available-for-sale for the nine months ended September 30, 2025 was up 33.0% from the same period in 2024, increasing from $10,344,000 to $13,756,000, and was up 15.1% for the three months ended September 30, 2025 over the same period in 2024, increasing from $3,898,000 to $4,487,000. The increase in interest income on investment securities for the nine months ended September 30, 2025 as compared to the same period a year ago was primarily due to an increase in average investment securities, coupled with a 57 basis point increase in investment yields. The increase in interest income on investment securities for the three months ended September 30, 2025 as compared to the same period a year ago was primarily due to an increase in average investment securities, coupled with a 37 basis point increase in investment yields.

Interest income on other earning assets for the nine months ended September 30, 2025 was down 2.2% from the same period in 2024, decreasing from $784,000 to $767,000, and was down 6.1% for the three months ended September 30, 2025 over the same period in 2024, decreasing from $261,000 to $245,000. This income is primarily derived from dividends received from the Federal Home Loan Bank. The decrease in interest income on other earning assets for the nine months ended September 30, 2025 as compared to the same period a year ago was primarily due to a 41 basis point decrease in yield on other earning assets, which was partially offset by an increase in average balances of other earning assets. The decrease in interest income on other earning assets for the three months ended September 30, 2025 as compared to the same period a year ago was due to a 93 basis point decrease in yield on other earning assets, which was partially offset by an increase in average balances of other earning assets.

The Company had no Federal Funds sold balances during the three and nine months ended September 30, 2025 and September 30, 2024.

Interest Expense

Interest expense on interest-bearing liabilities for the nine months ended September 30, 2025 was up 3.3% from the same period in 2024, increasing from $10,531,000 to $10,878,000, and was down 2.7% for the three months ended September 30, 2025 over the same period in 2024, decreasing from $3,798,000 to $3,697,000. The increase in interest expense for the nine months ended September 30, 2025 as compared to the same period a year ago was primarily due to a 1 basis point increase in average interest-bearing liabilities yield, coupled with an increase in average balance of interest-bearing liabilities. The decrease in interest expense for the three months ended September 30, 2025 as compared to the same period a year ago was primarily due to a 7 basis point decrease in average interest-bearing deposit yield, which was partially offset by an increase in average balance of interest-bearing liabilities.

Provision for Credit Losses

Provision for credit losses for the nine months ended September 30, 2025 was up 325.0% from the same period in 2024, increasing from $200,000 to $850,000. There was no provision for credit losses for the three months ended September 30, 2025, compared to a reversal of provision of $550,000 for the same period last year. Negative trends in forecast factors coupled with an increase in loans receivable contributed to an increase in reserves for collectively evaluated loans during the quarter ended September 30, 2025. This was offset by a decrease in specific reserves due to a decrease in nonaccrual loans requiring specific reserves. Specific reserves recorded during the quarter ended June 30, 2025 were released during the quarter ended September 30, 2025 primarily due to charge-offs of nonaccrual loans and paydowns on a nonaccrual loan relationship. The provision recorded for the nine months ended September 30, 2025 was primarily due to increases in loans receivable and unfunded commitments coupled with the negative trends in forecast factors.

Non-Interest Income

Non-interest income was up 2.6% for the nine months ended September 30, 2025 from the same period in 2024, increasing from $4,529,000 to $4,648,000. The increase was primarily driven by increases in other income, primarily merchant fees and bank owned life insurance income, which was partially offset by decreases in service charges on deposit accounts, mortgage brokerage income and debit card income.

Non-interest income was up 7.8% for the three months ended September 30, 2025 from the same period in 2024, increasing from $1,538,000 to $1,658,000. The increase was primarily due to increases in other income, primarily merchant fees and bank owned life insurance income, which was partially offset by decreases in gains on sales of loans held-for-sale and debit card income.

Non-Interest Expenses

Total non-interest expenses were up 6.0% for the nine months ended September 30, 2025 from the same period in 2024, increasing from $32,460,000 to $34,406,000. The increase was primarily due to increases in salaries and employee benefits, occupancy and equipment, data processing and other expenses. The increase in salaries and employee benefits is primarily due to an increase in full-time equivalent employees. The increase in occupancy and equipment was primarily due to an increase in service contracts related to maintaining facilities. The increase in data processing was primarily due to an increase in costs of service contracts. The increase in other expenses is primarily due to increases in contributions, legal and consulting fees.

Total non-interest expenses were up 9.0% for the three months ended September 30, 2025 from the same period in 2024, increasing from $10,934,000 to $11,923,000. The increase was primarily due to increases in salaries and employee benefits, occupancy and equipment, data processing and other expenses. The increase in salaries and employee benefits is primarily due to an increase in full-time equivalent employees. The increase in occupancy and equipment was primarily due to an increase in service contracts related to maintaining facilities. The increase in data processing was primarily due to an increase in costs of service contracts. The increase in other expenses was primarily due to increases in contributions and loan origination expense.

The following table sets forth other non-interest expenses by category for the three and nine months ended September 30, 2025 and 2024.

	Three months ended	Three months ended	Nine months ended	Nine months ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Other non-interest expenses
FDIC assessments	$220	$210	$644	$633
Contributions	264	76	468	242
Legal fees	82	59	443	238
Accounting and audit fees	181	151	519	472
Consulting fees	331	313	1,019	768
Postage expense	20	36	88	114
Telephone expense	45	35	137	108
Public relations	92	42	225	222
Training expense	39	43	122	127
Loan origination expense (recovery)	135	(39)	126	89
Sundry losses	142	167	352	421
Loan collection expense	60	102	98	132
Debit card expense	315	323	854	949
Other non-interest expense	545	460	1,795	1,524

Total other non-interest expenses	$2,471	$1,978	$6,890	$6,039

Income Taxes

The Company’s tax rate, the Company’s income before taxes and the amount of tax relief provided by non-taxable earnings affect the Company’s provision for income taxes. Provision for income taxes decreased 27.8% for the nine months ended September 30, 2025 from the same period in 2024, decreasing from $5,517,000 to $3,985,000, and decreased 73.7% for the three months ended September 30, 2025 from the same period in 2024, decreasing from $2,162,000 to $569,000. The effective tax rate was 20.8% and 28.0% for the nine months ended September 30, 2025 and September 30, 2024, respectively. The effective tax rate was 8.6% and 28.3% for the three months ended September 30, 2025 and September 30, 2024, respectively.  The reduction in provision for income taxes and effective tax rate for the three and nine months ended September 30, 2025 as compared to the same periods a year ago was due to the execution of a tax planning strategy that involved purchasing investment tax credits tied to alternative energy projects.  The investment tax credits were acquired at a discount and recognized as a reduction to income tax expense in the quarter ended September 30, 2025.

Off-Balance Sheet Commitments

The following table shows the distribution of the Company’s undisbursed loan commitments at the dates indicated.

(in thousands)	September 30, 2025	December 31, 2024
Undisbursed loan commitments	$128,776	$140,092
Standby letters of credit	234	922
	$129,010	$141,014

The reserve for unfunded lending commitments amounted to $1,050,000 and $700,000 as of September 30, 2025 and December 31, 2024, respectively. The reserve for unfunded lending commitments is included in other liabilities on the Condensed Consolidated Balance Sheets. See Note 7 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q, "Commitments and Contingencies," for additional information.

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

The following table summarizes the Company’s non-accrual loans net of guarantees of the State of California and U.S. Government by loan category at September 30, 2025 and December 31, 2024:

	At September 30, 2025			At December 31, 2024
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(in thousands)

Commercial	$401	$401	$—	$139	$139	$—
Commercial real estate	672	—	672	7,993	—	7,993
Agriculture	4,942	825	4,117	2,236	—	2,236
Residential mortgage	180	—	180	202	—	202
Residential construction	—	—	—	—	—	—
Consumer	608	—	608	642	—	642
Total non-accrual loans	$6,803	$1,226	$5,577	$11,212	$139	$11,073

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

Non-accrual loans amounted to $6,803,000 at September 30, 2025 and were comprised of two commercial loans totaling $401,000, one commercial real estate loan totaling $672,000, four agriculture loans totaling $4,942,000, three residential mortgage loans totaling $180,000 and four consumer loans totaling $608,000. Non-accrual loans amounted to $11,212,000 at December 31, 2024 and were comprised of one commercial loan totaling $139,000, one commercial real estate loan totaling $7,993,000, two agriculture loans totaling $2,336,000, three residential mortgage loans totaling $202,000 and four consumer loans totaling $642,000.

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

As the following table illustrates, total non-performing assets, net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, decreased $4,255,000, or 38.4%, to $6,818,000 during the first nine months of 2025. Non-performing assets, net of guarantees, represented 0.4% of total assets at September 30, 2025.

	At September 30, 2025			At December 31, 2024
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Non-accrual loans	$6,803	$1,226	$5,577	$11,212	$139	$11,073
Loans 90 days past due and still accruing	—	—	—	—	—	—

Total non-performing loans	6,803	1,226	$5,577	11,212	139	$11,073
Other real estate owned	1,241	—	1,241	—	—	—
Total non-performing assets	$8,044	$1,226	$6,818	$11,212	$139	$11,073

Non-performing loans (net of guarantees) to total loans			0.5%			1.0%
Non-performing assets (net of guarantees) to total assets			0.4%			0.6%
Allowance for credit losses to non-performing loans (net of guarantees)			281.5%			143.5%

The Company had no loans that were 90 days or more past due and still accruing as of September 30, 2025 and December 31, 2024.

Excluding non-performing loans, loans totaling $18,533,000 and $11,643,000 were classified as substandard or doubtful loans, representing potential problem loans at September 30, 2025 and December 31, 2024, respectively. Management believes that the allowance for credit losses at September 30, 2025 and December 31, 2024 appropriately reflected expected credit losses in the loan portfolio at that date.  The ratio of the allowance for credit losses to total loans was 1.47% at each of the periods ended September 30, 2025 and December 31, 2024.

Other real estate owned (“OREO”) consists of property that the Company has acquired by deed in lieu of foreclosure or through foreclosure proceedings, and property that the Company does not hold title to but is in actual control of, known as in-substance foreclosure. OREO also consists of property held by the Company that is no longer intended for future development. The estimated fair value of the property is determined prior to transferring the balance to OREO. The balance transferred to OREO during the nine months ended September 30, 2025 was transferred at the lower of the carrying amount of the property as compared to the fair value less costs to sell. The Company had OREO totaling $1,241,000 and $0 as of September 30, 2025 and December 31, 2024, respectively. OREO as of September 30, 2025 represented land, transferred from premises and equipment, that the Company determined is no longer intended for future development and is currently under contract for a sales price in excess of carrying value and is expected to close in 2026.

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

The following table summarizes the ACL of the Company during the nine months ended September 30, 2025 and 2024, and for the year ended December 31, 2024:

Analysis of the Allowance for Credit Losses

	Nine months ended		Year ended
	September 30,		December 31,
	2025	2024	2024
(in thousands, except ratios)
Balance at beginning of period	$15,885	$16,596	$16,596
Provision for credit losses	500	400	200
Loans charged-off:
Commercial	(456)	(606)	(956)
Commercial Real Estate	(26)	—	—
Agriculture	(474)	—	—
Residential Mortgage	(5)	—	—
Residential Construction	—	—	—
Consumer	(19)	(19)	(28)

Total charged-off	(980)	(625)	(984)

Recoveries:
Commercial	267	47	60
Commercial Real Estate	—	—	—
Agriculture	—	—	—
Residential Mortgage	—	—	—
Residential Construction	—	—	—
Consumer	27	4	13

Total recoveries	294	51	73

Net charge-offs	(686)	(574)	(911)

Balance at end of period	$15,699	$16,422	$15,885

Ratio of net charge-offs to average loans outstanding during the period (annualized)	(0.09)%	(0.07)%	(0.09)%
Allowance for credit losses to total loans	1.47%	1.55%	1.49%
Nonaccrual loans to total loans	0.63%	0.38%	1.06%
Allowance for credit losses to nonaccrual loans	230.8%	409.0%	141.7%

Deposits

Deposits are one of the Company’s primary sources of funds.  At September 30, 2025 and December 31, 2024, the Company had the following deposit mix:

	September 30, 2025	December 31, 2024

Non-interest bearing transaction	41.5%	42.1%
Interest-bearing transaction	22.8%	22.1%
Savings and MMDA	27.3%	27.0%
Time	8.4%	8.8%

The Company obtains deposits primarily from the communities it serves. The Company believes that no material portion of its deposits has been obtained from or is dependent on any one person or industry. The Company accepts deposits in excess of $250,000 from customers.  These deposits are priced to remain competitive.

Maturities of time certificates of deposit of over $250,000 outstanding at September 30, 2025 and December 31, 2024 are summarized as follows:

(in thousands)	September 30, 2025	December 31, 2024
Three months or less	$23,917	$11,741
Over three to six months	13,093	14,051
Over six to twelve months	13,084	13,180
Over twelve months	3,956	2,400
Total	$54,050	$41,372

Approximately 42% and 40% of our deposits were uninsured as of September 30, 2025 and December 31, 2024, respectively.

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

Asset liquidity sources consist of the repayments and maturities of loans, selling of loans, short-term money market investments, maturities of securities and sales of securities from the available-for-sale portfolio. These activities are generally summarized as investing activities in the Condensed Consolidated Statements of Cash Flows. For the nine months ended September 30, 2025, net liquidity provided by investing activities totaled $47,693,000.

The Company’s available-for-sale investment securities plus cash and cash equivalents in excess of reserve requirements and certificates of deposit totaled $763,902,000 on September 30, 2025, which was 40.0% of assets at that date. This was a decrease of $5,473,000 from $769,375,000 and 40.7% of assets as of December 31, 2024. The Company’s investment securities are generally shorter term in nature to provide ongoing cash flows for liquidity needs and/or reinvestment for interest rate risk management. On September 30, 2025, the effective duration of our investment securities was 3.10 with projected principal cashflow of $46,442,000 for the remainder of 2025 available for reinvestment or liquidity needs. The Company had no held-to-maturity securities as of September 30, 2025 and December 31, 2024.

Liquidity may also be impacted from liabilities through changes in deposits and borrowings outstanding. These activities are included under financing activities in the Condensed Consolidated Statements of Cash Flows. As of September 30, 2025, the Company had $0 in borrowings outstanding. For the nine months ended September 30, 2025, net liquidity used in financing activities totaled $16,951,000, primarily due to a net decrease in deposits and repurchases of common stock. While these sources of funds are expected to continue to provide significant amounts of funds in the future, their mix, as well as the possible use of other sources, will depend on future economic and market conditions.

Liquidity is also provided or used through the results of operating activities. For the nine months ended September 30, 2025, net cash used in operating activities totaled $680,000, primarily as a result of an increase in other assets due to the increase in current tax receivable associated with the tax planning strategy implemented in the third quarter of 2025.

Liquidity is measured by various ratios, in management’s opinion, the most common being the ratio of net loans to deposits (including loans held-for-sale).  This ratio was 62.6% and 61.6% as of September 30, 2025 and December 31, 2024, respectively.

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

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks which totaled $130,000,000 at September 30, 2025.  Additionally, the Company has a line of credit with the FHLB, with a remaining borrowing capacity at September 30, 2025 of $393,040,000; credit availability is subject to certain collateral requirements.

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

As of September 30, 2025, the Bank’s capital ratios exceeded applicable regulatory requirements. The following table presents the capital ratios for the Bank, compared to the regulatory standards for well-capitalized depository institutions, as of September 30, 2025.

	Actual		Well Capitalized
			Ratio
(in thousands except ratios)	Capital	Ratio	Requirement
Leverage	$218,233	11.47%	5.0%
Common Equity Tier 1	$218,233	17.35%	6.5%
Tier 1 Risk-Based	$218,233	17.35%	8.0%
Total Risk-Based	$233,965	18.60%	10.0%

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in the quantitative and qualitative disclosures about market risk as of September 30, 2025, from those presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which are incorporated by reference herein.

ITEM 4. – CONTROLS AND PROCEDURES

(a)  We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2025.  This conclusion is based on an evaluation conducted under the supervision and with the participation of management.

(b)  During the quarter ended September 30, 2025, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Changes in U.S. and Foreign Government Policies, Including the Imposition of or Further Increases in Tariffs and Changes to Existing Trade Agreements, Could Have a Material Adverse Effect on the Bank’s Customers, Which, in Turn, Could Adversely Affect Our Business, Financial Condition and Results of Operations

In February 2025, the new Trump Administration announced that it would be imposing increases in tariffs on goods imported to the U.S. from Canada, Mexico, and China, and, in April 2025, the Administration announced the imposition of increased tariffs on goods imported to the U.S. from other countries. As a consequence, other countries, in retaliation to the U.S.’s tariff measures, announced the imposition of increased levels of tariffs on goods exported to such countries by companies in the U.S.  The Administration subsequently announced a delay of 90 days in the implementation of those increased tariffs for most other countries, leaving in place, however, a 10% baseline tariff that went into effect on April 5 and that applies to nearly all imports from all countries. The 90-day pause on the implementation of nearly all of the country-specific tariffs was initially set to expire on July 8, 2025, but was extended to August 1, 2025, to provide additional time to negotiate and finalize bilateral trade agreements with key countries. On July 31, 2025, the Trump Administration issued an Executive Order further adjusting the tariff rates to be applied against nearly 70 countries, effective August 7, 2025.  The Trump Administration has announced agreements in principle regarding tariffs with certain significant trading partners of the United States, including (among others) the European Union, the United Kingdom, Japan and South Korea.  It remains uncertain whether such agreements in principle will lead to definitive agreements with such trading partners and, if so, on what terms and whether agreements with other trading partners will eventually be consummated. More recently, the U.S. government has introduced new tariffs and tariff-related measures and has indicated that other potential tariff measures and modifications to existing tariffs continue to be under consideration. The tariff environment continues to remain highly dynamic, and the specific tariffs applicable to goods imported into the U.S. continue to evolve, as do import tariffs charged by other countries. These tariffs could be of particular concern to U.S. companies operating in the agricultural sector who export agricultural goods to other countries. The Company’s customers include a number of agricultural businesses, which could be negatively affected.

As a result of these changes to U.S. and foreign government trade policies, there may be changes to existing trade agreements, greater restrictions on free trade generally, the imposition of or significant further increases in tariffs on goods imported into the U.S., and adverse responses by foreign governments to U.S. trade policies, among other possible changes. The extent and duration of any tariffs, and the resulting impact on economic conditions generally and on our customers’ businesses in particular are uncertain and depend on various factors, such as negotiations between the U.S. and other countries, the responses of such countries, and exemptions or exclusions that may be granted. A significant trade disruption or the establishment or further increase of any tariffs, trade protection measures or restrictions could result in lost sales, adversely impacting our banking customers and their businesses, including our agricultural business customers. In addition, international trade disputes, including those related to tariffs, could result in inflationary pressures and/or adversely impact global supply chains, which could increase the costs of doing business for our banking customers.  Changes in U.S. social, political, regulatory and economic conditions or in laws and policies governing foreign trade, manufacturing, development and investment in the countries where our banking customers currently sell products, including agricultural products, and any resulting negative sentiments towards the U.S. and U.S. businesses as a result of such changes, could also have a material adverse effect on our banking customers’ business, financial condition, results of operations and cash flows.  If these events negatively affect our banking clients, or general economic conditions nationally, in California, or in the markets we serve, our business, financial condition and results of operations could be adversely affected.

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

These bank failures may also result in potentially adverse changes to laws or regulations governing banks and bank holding companies, enhanced regulatory supervision and examination policies and priorities, and/or the imposition of restrictions through regulatory supervisory or enforcement activities, including higher capital requirements and/or an increase in the Bank’s deposit insurance assessments. The FDIC has proposed that Congress consider, and legislation has been introduced in Congress proposing, various changes in the FDIC insurance program, including possible increases in the deposit insurance limit for certain types of accounts, such as business payment accounts. Although these legislative and regulatory actions cannot be predicted with certainty, any of these potential legislative or regulatory actions could, among other things, subject us to additional costs, limit the types of financial services and products we may offer, and reduce our profitability, any of which could materially and adversely affect our business, results of operations or financial condition.

Economic Conditions in the U.S. May Soften or Become Recessionary with Resultant Adverse Consequences for the U.S. Financial Services Industry and for the Bank

Following the financial crisis of 2008, adverse financial and economic developments impacted U.S. and global economies and financial markets and presented challenges for the banking and financial services industry and for us. These developments included a general recession both globally and in the U.S. accompanied by substantial volatility in the financial markets. In response, various significant economic and monetary stimulus measures were implemented by the U.S. government. The FRB also pursued a highly accommodative monetary policy aimed at keeping interest rates at historically low levels,  In January 2022, due to elevated levels of inflation and corresponding pressure to raise interest rates, the FRB began slowing the pace of its bond purchasing and increasing the target range for the federal funds rate over time, before beginning to reduce interest rates in 2024, which reductions have continued in 2025.  Monetary policy has contributed to and may continue to result in elevated market interest rates and a flat and/or inverted yield curve. Changes to monetary policy may adversely impact U.S. economic activity and have adverse consequences on our customers’ and our earnings and operations. A prolonged federal government shutdown, as well as broader issues surrounding the federal budgeting process and governance, may also contribute to market volatility and disruptions and recessionary risk.

As noted previously, the Trump Administration recently imposed increased tariffs on goods imported to the U.S. from other countries. As a consequence, other countries, in retaliation to the U.S.’s tariff measures, announced the imposition of increased levels of tariffs on goods exported to such countries by companies in the U.S. More recently, the U.S. government has introduced agreements in principle regarding tariffs with certain trading partners of the United States, new tariffs and tariff-related measures and has indicated that other potential tariff measures and modifications to existing tariffs continue to be under consideration. The tariff environment continues to remain highly dynamic, and the specific tariffs applicable to goods imported into the U.S. continue to evolve, as do import tariffs charged by other countries. See “Changes in U.S. and Foreign Government Policies, Including the Imposition of or Further Increases in Tariffs and Changes to Existing Trade Agreements, Could Have a Material Adverse Effect on the Bank’s Customers, Which, in Turn, Could Adversely Affect Our Business, Financial Condition and Results of Operations,” above in these “Risk Factors” in this Quarterly Report on Form 10-Q. International trade disputes, including those related to tariffs, could result in inflationary pressures and/or adversely impact global supply chains, which could increase the costs of doing business for our banking customers. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange, and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets, which could have resulting material adverse effects on general economic conditions nationally, in California, or in our local markets. Some economists have predicted that the Administration’s steep new tariffs could curtail growth and result in price increases for American consumers, ultimately increasing the likelihood of a U.S. recession. Any of these developments could adversely affect our business, financial condition and results of operations.

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

If substantial federal budget deficits were to continue or increase in the years ahead, further downgrades by the credit rating agencies with respect to the obligations of the U.S. federal government could occur. A prolonged federal government shutdown, as well as broader issues surrounding the federal budgeting process and governance, may further contribute to the possibility of a downgrade of the U.S. sovereign credit rating.  Any such further downgrades could increase over time the U.S. federal government’s cost of borrowing, which may worsen its fiscal challenges, as well as generate further upward pressure on interest rates generally in the U.S. which could, in turn, have adverse consequences for borrowers and the level of business activity. The long-term impact of this situation, including the impact on the Bank's investment securities portfolio and other assets, cannot be predicted.

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

As noted previously, the Trump Administration recently imposed increased tariffs on goods imported to the U.S. from other countries. As a consequence, other countries, in retaliation to the U.S.’s tariff measures, announced the imposition of increased levels of tariffs on goods exported to such countries by companies in the U.S. More recently, the U.S. government has introduced agreements in principle regarding tariffs with certain trading partners of the United States, new tariffs and tariff-related measures and has indicated that other potential tariff measures and modifications to existing tariffs continue to be under consideration. The tariff environment continues to remain highly dynamic, and the specific tariffs applicable to goods imported into the U.S. continue to evolve, as do import tariffs charged by other countries. Such tariffs could be of particular concern to U.S. companies operating in the agricultural sector who export agricultural goods to other countries. The Company’s customers include a number of agricultural businesses, which could be negatively affected. See “Changes in U.S. and Foreign Government Policies, Including the Imposition of or Further Increases in Tariffs and Changes to Existing Trade Agreements, Could Have a Material Adverse Effect on the Bank’s Customers, Which, in Turn, Could Adversely Affect Our Business, Financial Condition and Results of Operations,” above in these “Risk Factors” in this Quarterly Report on Form 10-Q.

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

Fluctuations in market rates and other market disruptions are neither predictable nor controllable and may adversely affect our financial condition and earnings. Since 2022, inflationary pressures have affected many aspects of the U.S. economy, including gasoline and fuel prices, and global and domestic supply-chain issues have also had a disruptive effect on many industries, including the agricultural industry. In January 2022, due to elevated levels of inflation and corresponding pressure to raise interest rates, the FRB announced after several periods of historically low federal funds rates and yields on Treasury notes that it would be slowing the pace of its bond purchasing and increasing the target range for the federal funds rate over time. The FOMC increased the target range 525 basis points from March 2022 through July 2023. The target range remained unchanged through much of 2024 until the FOMC decreased the rate 100 basis points, to a target range of 4.25% to 4.50%, during the last four months of the year. The FOMC further decreased the Federal Reserve's benchmark rate by 25 basis points to a range of 4.00% to 4.25% during the nine months ended September 30, 2025, and, on October 29, 2025, the FOMC announced a further 25 basis point decrease in the benchmark rate.  It remains uncertain whether the FOMC will further decrease the target range for the federal funds rate to attain a monetary policy sufficiently restrictive to return inflation to more normalized levels, begin to increase the federal funds rate or leave the rate at its current elevated level for a lengthy period of time. Factors such as inflation, productivity, oil prices, unemployment rates, and global demand play a role in the FOMC's consideration of future rate adjustments.  As noted previously, the Trump Administration recently imposed increased tariffs on goods imported to the U.S. from other countries. As a consequence, other countries, in retaliation to the U.S.’s tariff measures, announced the imposition of increased levels of tariffs on goods exported to such countries by companies in the U.S. More recently, the U.S. government has introduced agreements in principle regarding tariffs with certain trading partners of the United States, new tariffs and tariff-related measures and has indicated that other potential tariff measures and modifications to existing tariffs continue to be under consideration. The tariff environment continues to remain highly dynamic, and the specific tariffs applicable to goods imported into the U.S. continue to evolve, as do import tariffs charged by other countries. Such tariffs could result in increased inflationary pressures on the U.S. economy. These developments could adversely affect our banking customers’ businesses, which, in turn, could adversely affect our business, financial condition and results of operations. See “Economic Conditions in the U.S. May Soften or Become Recessionary with Resultant Adverse Consequences for the U.S. Financial Services Industry and for the Bank,” above in these “Risk Factors” in this Quarterly Report on Form 10-Q.

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

In addition, the war between Russia and Ukraine and global reactions thereto have increased U.S. domestic and global energy prices.  Oil supply disruptions related to the Russia-Ukraine conflict, and sanctions and other measures taken by the U.S. or its allies, could lead to higher costs for gas, food and goods in the U.S. and exacerbate the inflationary pressures on the economy. As noted previously, the Trump Administration recently imposed increased tariffs on goods imported to the U.S. from other countries. As a consequence, other countries, in retaliation to the U.S.’s tariff measures, announced the imposition of increased levels of tariffs on goods exported to such countries by companies in the U.S. More recently, the U.S. government has introduced agreements in principle regarding tariffs with certain trading partners of the United States, new tariffs and tariff-related measures and has indicated that other potential tariff measures and modifications to existing tariffs continue to be under consideration. The tariff environment continues to remain highly dynamic, and the specific tariffs applicable to goods imported into the U.S. continue to evolve, as do import tariffs charged by other countries. Such tariffs could result in increased inflationary pressures on the U.S. economy. These developments could adversely affect our banking customers’ businesses, which, in turn, could adversely affect our business, financial condition and results of operations. See “Economic Conditions in the U.S. May Soften or Become Recessionary with Resultant Adverse Consequences for the U.S. Financial Services Industry and for the Bank,” above in these “Risk Factors” in this Quarterly Report on Form 10-Q.

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

ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Company made the following purchases of its common stock during the three months ended September 30, 2025:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(1)
July 1 - July 31, 2025	—	—	—	348,931
August 1 - August 31, 2025	80,954	$11.37	80,954	267,977
September 1 - September 30, 2025	16,590	$12.04	16,590	251,387
Total	97,544		97,544

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

ITEM 3. – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. – OTHER INFORMATION

During the three months ended September 30, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. – EXHIBITS

Exhibit Number	Description of Document

3.1	Amended and Restated Bylaws of First Northern Community Bancorp, as amended September 17, 2025 - incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated September 17, 2025.

10.45	Executive Retirement/Retention Participation Agreement for Brett Hamilton, Executive Vice President and Chief Credit Officer, between First Northern Bank and Mr. Hamilton dated as of April 1, 2024 - provided herewith*

31.1	Rule 13a — 14(a) Certification of Chief Executive Officer

31.2	Rule 13a — 14(a) Certification of Chief Financial Officer

32.1**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

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

FIRST NORTHERN COMMUNITY BANCORP

Date:	November 7, 2025	By:	/s/ Kevin Spink

Kevin Spink, Executive Vice President / Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)