Form 10-K
period 2025-12-31
FIRST NORTHERN COMMUNITY BANCORP
filed 2026-03-13
CIK 1114927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant on June 30, 2025 (based upon the last reported sales price of such stock on the OTC Markets) was $139,059,159.

The number of shares of the registrant’s Common Stock outstanding as of March 9, 2026 was 15,683,051.

DOCUMENTS INCORPORATED BY REFERENCE

Items 10, 11, 12 (as to security ownership of certain beneficial owners and management), 13 and 14 of Part III incorporate by reference information from the registrant’s proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the registrant’s 2026 Annual Meeting of Shareholders.

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

There are numerous risks and uncertainties that could and will cause actual results to differ materially from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our financial condition and results of operations or prospects. Such risks and uncertainties include but are not limited to those listed in this “Note Regarding Forward-Looking Statements,” Part I, Item 1A “Risk Factors,” Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report and in our other reports to the SEC.

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

The Bank has fourteen full-service branches located in the cities of Auburn, Colusa, Davis, Dixon, Fairfield, Orland, Rancho Cordova, Roseville, Sacramento, Vacaville, West Sacramento, Winters, Willows and Woodland. The Bank has one satellite banking office inside a retirement community in the city of Davis and a residential mortgage loan office located in the Davis branch. The Bank engages financial advisors, through Raymond James Financial Services, Inc., who offer non-FDIC insured investment and brokerage services throughout the region from offices strategically located in West Sacramento, Roseville, Davis and Auburn. The Bank’s operations center is located in Dixon and provides back-office support including information services, central operations, and the central loan department. In 2019, the Bank opened an additional administrative office in Sacramento.

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

The Bank’s principal source of revenue is interest income. Interest income is primarily derived from interest and fees on loans and leases, interest on investments, and due from banks interest bearing accounts. For the year ended December 31, 2025, these sources comprised approximately 70%, 22%, and 6%, respectively, of the Company’s interest income.

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

As of December 31, 2025, the Company had consolidated assets of approximately $1.91 billion, liabilities of approximately $1.70 billion and stockholders’ equity of approximately $212.0 million. The Company and its subsidiaries employed 204 full-time-equivalent employees as of December 31, 2025.  The Company and the Bank consider their relationship with their employees to be good and have not experienced any interruptions of operations due to labor disagreements.

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

The current Trump Administration has indicated a desire to reduce the regulatory burden on U.S. companies, including financial institutions. See “Possible Future Legislation and Regulatory Initiatives” below for additional information.

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

California law permits a state-chartered bank to invest in the stock and securities of other corporations, subject to a state-chartered bank receiving either general authorization or, depending on the amount of the proposed investment, specific authorization from the DFPI.  Federal banking laws, however, impose limitations on the activities and equity investments of state-chartered, federally insured banks.  The FDIC rules on investments prohibit a state bank from acquiring an equity investment of a type, or in an amount, not permissible for a national bank.  FDIC rules also prohibit a state bank from engaging as a principal in any activity that is not permissible for a national bank, unless the bank is adequately capitalized and the FDIC approves the activity after determining that such activity does not pose a significant risk to the FDIC's deposit insurance fund.  The FDIC rules on activities generally permit subsidiaries of banks, without prior specific FDIC authorization, to engage in those activities that have been approved by the FRB for bank holding companies because such activities are so closely related to banking to be a proper incident thereto.  Other activities generally require specific FDIC prior approval, and the FDIC may impose additional restrictions on such activities on a case-by-case basis in approving applications to engage in otherwise impermissible activities.

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

Banks, such as First Northern, became subject to the final rules on January 1, 2015.  The final rules implemented higher minimum capital requirements, included a new common equity Tier 1 capital requirement, and established criteria that instruments must meet in order to be considered common equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital.  The final rules provide for increased minimum capital ratios as follows: (a) a common equity Tier 1 capital ratio of 4.5%; (b) a Tier 1 capital ratio of 6%; (c) a total capital ratio of 8%; and (d) a Tier 1 leverage ratio to average consolidated assets of 4%.  Under these rules, in order to avoid certain limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements (equal to 2.5% of total risk-weighted assets).  The capital conservation buffer is designed to absorb losses during periods of economic stress.  First Northern believes that it was in compliance with these requirements at December 31, 2025.

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

In August of 2020, the Federal banking agencies adopted the final version of the community bank leverage ratio framework rule (the “CBLR”), implementing two interim final rules adopted in April of 2020.  The rule provides an optional, simplified measure of capital adequacy.  Under the optional CBLR framework, the CBLR was 8.5% through calendar year 2021 and is 9% thereafter.  The rule is applicable to all non-advanced approaches FDIC-supervised institutions with less than $10 billion in total consolidated assets.  Banks not electing the CBLR framework will continue to be subject to the generally applicable risk-based capital rule. On November 25, 2025, the US federal banking regulators proposed changes to the CBLR framework intended to encourage additional community banks to opt into the CBLR framework.  This proposal would reduce the CBLR requirement from 9% to 8% and extend the grace period for qualifying institutions that fall below the 8% ratio to return to compliance from the current two quarters to four quarters, provided they maintain a 7% leverage ratio.  At the present time, the Company and the Bank do not intend to elect to use the CBLR framework.

The following table presents the capital ratios for the Bank as of December 31, 2025 (calculated in accordance with the Basel III capital rules):

	The Bank
	2025		Adequately Capitalized	Well Capitalized
	Capital	Ratio	Ratio*	Ratio
Tier 1 Leverage Capital (to Average Assets)	$220,704	11.3%	4.0%	5.0%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	220,704	17.6%	4.5%	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	220,704	17.6%	6.0%	8.0%
Total Risk-Based Capital (to Risk-Weighted Assets)	236,352	18.9%	8.0%	10.0%

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

In January 2014, the Basel Committee issued an updated version of its leverage ratio and disclosure guidance ("Basel III leverage ratio"), which were implemented beginning January 1, 2023. The Basel Committee guidance continues to set a minimum Basel III leverage ratio of 3%. The Basel Committee, in December 2017, adopted further revisions to the Basel III capital standards ("Basel IV") which refined the definition of the leverage ratio “exposure measures” (the Basel III term for non risk-weighted assets). On July 27, 2023, the federal banking agencies issued a proposed rule to implement the final components of the Basel III standards set by the Basel Committee on Banking Supervision in 2017 also known as the "Basel III end game". The proposed rule, which would not apply to the Company and the Bank as proposed, would substantially revise the existing regulatory capital framework for institutions with $100 billion or more of assets.  The proposed rule faced delays and opposition from both banks and regulators through 2023 and 2024. Following President Trump’s reelection, the Basel III end game rules were expected to undergo significant revisions or re-proposals.  Recently, it has been reported that the FRB is actively working with the FDIC and the OCC on a re-proposal of the Basel III end game rule, which is expected to be released sometime in early 2026.  This re-proposal is expected to reflect a more risk-based approach and significantly ease the earlier proposal for the biggest banks.

The current Trump Administration may consider adjustments to these capital and liquidity rules. Whether and the extent to which these proposed rules, or modifications of existing regulations and policies, which may impact our business, will be enacted and implemented is uncertain and cannot be predicted at this time.

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

An institution that, based upon its capital levels, is classified as “well capitalized,” “adequately capitalized” or “undercapitalized” may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment.  At each successive lower capital category, an insured depository institution is subject to increased restrictions on its operations.  Management believes that at December 31, 2025, the Company and the Bank exceeded the required ratios for classification as “well capitalized." Institutions that are “under-capitalized” or lower are subject to certain mandatory supervisory corrective actions.  Failure to meet regulatory capital guidelines can result in a bank being required to raise additional capital.  An “under-capitalized” bank must develop a capital restoration plan and its parent holding company must generally guarantee compliance with the plan.

In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency.  Enforcement actions may include the imposition of a conservator or receiver, the issuance of a cease-and-desist order that can be judicially enforced, the termination of insurance of deposits (in the case of a depository institution), the imposition of civil money penalties, the issuance of directives to increase capital, the issuance of formal and informal agreements, the issuance of removal and prohibition orders against institution-affiliated parties and the enforcement of such actions through injunctions or restraining orders based upon a judicial determination that the agency would be harmed if such equitable relief was not granted.  Additionally, a holding company’s inability to serve as a source of strength to its subsidiary banking organizations could serve as a further basis for a regulatory action against the holding company.  The term ‘‘unsafe or unsound practice’’ appears in the Federal Deposit Insurance Act for purposes of the agencies’ enforcement authority; however, it is not defined in the statute.  In October 2025, the FDIC issued a proposed rule which seeks to implement a consistent definition of ‘‘unsafe or unsound practice’’ that would focus on material risks to the financial condition of an institution and would generally require that an imprudent practice, act, or failure to act, if continued, would be likely to materially harm the institution’s financial condition or present a material risk of loss to the FDIC’s DIF. If implemented, this proposed rule would also revise the supervisory framework for the issuance of matters requiring attention (MRA) and other supervisory communications and is intended to promote greater clarity and certainty regarding certain enforcement and supervision standards and to ensure that these standards prioritize material financial risks.

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

Deposit insurance assessments and assessment rates are subject to change by the FDIC and can be impacted by the overall economy and the stability of the banking industry as a whole. On November 16, 2023, the FDIC issued a final rule to implement a special assessment to recover the loss to the DIF associated with protecting uninsured depositors following the closure of Silicon Valley Bank and Signature Bank. Under the final rule, the assessment base for an insured depository institution was equal to the institution’s estimated uninsured deposits as of December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits. Under the final rule, the FDIC will collect the special assessment at an annual rate of 13.4 basis points (with the special assessment rate for the final collection quarter reduced from 3.36 basis points to 2.97 basis points) beginning with the first quarterly assessment period of 2024 and continuing for an anticipated total of eight quarterly assessment periods (with a final invoice date of March 30, 2026). This special assessment did not apply to the Bank; however, there can be no assurance that the FDIC will not impose special assessments on, or increase annual assessments payable by, the Bank in the future. The ultimate effect on our business of legislative, regulatory and economic developments on the DIF cannot be predicted with certainty. Future increases in insurance premiums could have adverse effects on the operating expenses and results of operations of the Company. Management cannot predict what the FDIC insurance assessment rates will be in the future.

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

On October 24, 2023, the federal banking agencies jointly issued a final rule to strengthen and modernize the existing CRA regulations. In July 2025, the Federal bank regulatory agencies jointly issued a proposal to rescind the CRA final rule issued in October 2023 and replace it with the prior CRA regulations that were originally adopted by the agencies in 1995 (and that the agencies continue to apply), with certain technical amendments. The Bank continues to monitor and stay informed on changes to ensure compliance with the evolving regulatory framework.

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

State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and many states, including Texas, have also implemented or modified their data breach notification, information security and data privacy requirements. We expect this trend of state-level activity in those areas to continue and are continually monitoring developments in the states in which our customers are located.

Risks and exposures related to cybersecurity attacks, including litigation and enforcement risks, are expected to be elevated for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers. Recent advances in artificial intelligence, including the use of generative AI to conduct more sophisticated social engineering attacks on us or our clients, further increases the risks in this area, including by making fraud detection more difficult.

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

The Dodd-Frank Act

The Dodd-Frank Act, enacted in 2010, resulted in sweeping changes to the U.S. financial system and financial institutions, including us. Many of the law’s provisions have been implemented by rules and regulations of the federal banking agencies. The law contains many provisions which have particular relevance to our business, including provisions that have resulted in adjustments to our FDIC deposit insurance premiums and that resulted in increased capital and liquidity requirements, increased supervision, increased regulatory and compliance risks and costs and other operational costs and expenses, reduced fee-based revenues and restrictions on some aspects of our operations, and increased interest expense on our demand deposits. In May 2018, then President Trump signed into law the EGRRCPA, which amended various provisions of the Dodd-Frank Act as well as other federal banking statutes. See “The Effect of Government Policy on Banking” above for additional information.

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

On January 20, 2025, President Donald J. Trump was sworn into office as the next President of the United States. The Trump Administration has indicated a desire to reduce the regulatory burden on U.S. companies, including financial institutions. Further, in January 2025, the Acting Chairman of the FDIC issued a statement in which he indicated that a matter of FDIC focus (among other things) will include conducting a “wholesale” review of the agency’s regulations, guidance and manuals. President Trump is likely to appoint, or has already appointed, new acting leadership of bank regulatory agencies, including the CFPB, and, once appointed, this new agency leadership can rescind informal agency guidance, including advisory opinions, interpretive rules and policy statements, creating opportunities for deregulation. On January 20, 2025, President Trump signed an executive order to pause all pending regulations. Sweeping in nature, the order applied to “all executive departments and agencies” while directing them to “not propose or issue any rule in any manner, including by sending a rule to the Office of the Federal Register (the “OFR”), until a department or agency head appointed or designated by the President after noon on January 20, 2025, reviews and approves the rule.” The order also stated that agencies must “immediately withdraw any rules that have been sent to the OFR but not published in the Federal Register, so that they can be reviewed and approved.” The executive order also stated that agencies must “consider postponing for 60 days from the date of this memorandum the effective date for any rules that have been published in the Federal Register, or any rules that have been issued in any manner but have not taken effect, for the purpose of reviewing any questions of fact, law, and policy that the rules may raise.” At this time, no details on potential or proposed reforms have been published, and we are uncertain whether the intended deregulation will, in fact, occur, or have a significant impact on the Company.

In February 2025, the director of the CFPB was dismissed by the current Trump Administration and the new Director of the Office of Management and Budget was appointed as acting director of the CFPB. The acting director of the CFPB directed agency staff to stop virtually all work, including supervision activities and pending investigations, and announced that the CFPB would not be taking its next draw of federal funding.  In May 2025, the CFPB revoked nearly 70 guidance documents, and, since February 2025, has dismissed most of its enforcement actions.  The funding of the CFPB is the subject of ongoing legal actions and disputes over the amount of funds legally available under statutory authorities for the CFPB to request from the FRB, with Trump Administration officials, including the CFPB’s Acting Director, reportedly saying that they want to abolish the CFPB.  In November 2025, in letters to Congressional appropriators and President Trump, the CFPB’s Acting Director reported that the CFPB will run out of funds sometime during the first quarter of 2026. In January 2026, the CFPB’s Acting Director, in compliance with a December court order, requested $145 million from the FRB; with this funding, the CFPB will be able to remain open through March 2026.  It cannot be predicted at this time what impact these changes will have on the CFPB and its regulatory responsibilities in the consumer protection area, or on the regulation and enforcement of consumer protection laws generally.

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

Non-traditional financial technology companies are less regulated and continue to expand their offerings of services traditionally provided by financial institutions. Further, the current Trump Administration has taken a number of actions to promote innovation across financial services through a regulatory environment that is favorable to cryptocurrencies, digital assets, open banking initiatives and financial technology companies, which has the potential to further increase competition within the banking industry.  In 2025, the OCC announced its conditional approval of five national trust bank charter applications to either newly charter or convert existing institutions into national trust banks that propose to offer digital asset products and services. While national trust banks generally do not take insured deposits or engage in commercial lending, these new non-traditional trust banks offer deposit-like products, although lacking FDIC insurance and core consumer protections, and they are not subject to the same capital, liquidity or supervisory standards as banks. Emerging technologies, such as artificial intelligence (including machine learning and generative artificial intelligence) and quantum computing, have the potential to intensify competition and accelerate disruption in the financial services industry.

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

Changes in U.S. and Foreign Government Policies, Including the Imposition of or Further Increases in Tariffs and Changes to Existing Trade Agreements, Could Have a Material Adverse Effect on the Bank’s Customers, Which, in Turn, Could Adversely Affect Our Business, Financial Condition and Results of Operations

In February 2025, the Trump Administration announced that it would be imposing increases in tariffs on goods imported to the U.S. from Canada, Mexico, and China, and, in April 2025, the Administration announced the imposition of increased tariffs on goods imported to the U.S. from other countries. As a consequence, other countries, in retaliation to the U.S.’s tariff measures, announced the imposition of increased levels of tariffs on goods exported to such countries by companies in the U.S. The Trump Administration has announced agreements in principle regarding tariffs with certain significant trading partners of the United States, including (among others) the European Union, the United Kingdom, Japan and South Korea.  It remains uncertain whether such agreements in principle will lead to definitive agreements with such trading partners and, if so, on what terms and whether agreements with other trading partners will eventually be consummated. More recently, the U.S. government has introduced new tariffs and tariff-related measures and has indicated that other potential tariff measures and modifications to existing tariffs continue to be under consideration. President Trump imposed many of these tariffs by invoking authority under the International Emergency Economic Powers Act (IEEPA).  On February 20, 2026, the U.S. Supreme Court ruled that President Trump could not invoke the IEEPA to unilaterally set tariffs on imports, thereby invalidating those tariffs implemented using IEEPA.  The Trump Administration responded by announcing the imposition of new tariffs under alternative legal authorities to replace the IEEPA tariffs, including an executive order imposing a global surcharge on most imports (initially 10%, with an announcement on February 21, 2026, that the tariff rate would be 15%), effective for 150 days. The tariff environment continues to remain highly dynamic, and the specific tariffs applicable to goods imported into the U.S. continue to evolve, as do import tariffs charged by other countries. These tariffs could be of particular concern to U.S. companies operating in the agricultural sector who export agricultural goods to other countries. The Company’s customers include a number of agricultural businesses, which could be negatively affected.

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

Economic Conditions in the U.S. May Soften or Become Recessionary with Resultant Adverse Consequences for the U.S. Financial Services Industry and for the Bank

Following the financial crisis of 2008, adverse financial and economic developments impacted U.S. and global economies and financial markets and presented challenges for the banking and financial services industry and for us. These developments included a general recession both globally and in the U.S. accompanied by substantial volatility in the financial markets. In response, various significant economic and monetary stimulus measures were implemented by the U.S. government. The FRB also pursued a highly accommodative monetary policy aimed at keeping interest rates at historically low levels,  In January 2022, due to elevated levels of inflation and corresponding pressure to raise interest rates, the FRB began slowing the pace of its bond purchasing and increasing the target range for the federal funds rate over time, before beginning to reduce interest rates in 2024, which reductions continued in 2025.  Despite these rate cuts, the FRB has signaled caution in easing monetary policy.  At its January 2026 meeting, the FRB, citing continued elevated uncertainty about the economic outlook, low job gains, and inflation that remains somewhat elevated, determined to maintain the target range for the federal funds rate at 3‑1/2 to 3‑3/4 percent.  Monetary policy has contributed to and may continue to result in elevated market interest rates and a flat and/or inverted yield curve. Changes to monetary policy may adversely impact U.S. economic activity and have adverse consequences on our customers’ and our earnings and operations.  During his second term, President Trump has regularly pushed for the FRB to cut short-term interest rates, threatened to fire the FRB Chairman, and taken steps to remove another member of the FRB’s governing board, and, in January 2026, the U.S. attorney’s office in the District of Columbia opened a criminal investigation into the FRB Chairman over the central bank’s renovation of its Washington headquarters.  These actions have the potential to threaten the independence of the FRB, and the outcome of these actions, and their impact on interest rates, financial markets, borrowing costs and the U.S. economy in general, cannot be predicted at this time.  A prolonged federal government shutdown, as well as broader issues surrounding the federal budgeting process and governance, may also contribute to market volatility and disruptions and recessionary risk.

As noted previously, the Trump Administration recently imposed increased tariffs on goods imported to the U.S. from other countries. As a consequence, other countries, in retaliation to the U.S.’s tariff measures, announced the imposition of increased levels of tariffs on goods exported to such countries by companies in the U.S. More recently, the U.S. government has introduced agreements in principle regarding tariffs with certain trading partners of the United States, new tariffs and tariff-related measures and has indicated that other potential tariff measures and modifications to existing tariffs continue to be under consideration. President Trump imposed many of these tariffs by invoking authority under the International Emergency Economic Powers Act (IEEPA).  On February 20, 2026, the U.S. Supreme Court ruled that President Trump could not invoke the IEEPA to unilaterally set tariffs on imports, thereby invalidating those tariffs implemented using IEEPA.  The Trump Administration responded by announcing the imposition of new tariffs under alternative legal authorities to replace the IEEPA tariffs, including an executive order imposing a global surcharge on most imports (initially 10%, with an announcement on February 21, 2026, that the tariff rate would be 15%), effective for 150 days. The tariff environment continues to remain highly dynamic, and the specific tariffs applicable to goods imported into the U.S. continue to evolve, as do import tariffs charged by other countries. See “Changes in U.S. and Foreign Government Policies, Including the Imposition of or Further Increases in Tariffs and Changes to Existing Trade Agreements, Could Have a Material Adverse Effect on the Bank’s Customers, Which, in Turn, Could Adversely Affect Our Business, Financial Condition and Results of Operations,” above in these “Risk Factors” in this Annual Report on Form 10-K. International trade disputes, including those related to tariffs, could result in inflationary pressures and/or adversely impact global supply chains, which could increase the costs of doing business for our banking customers. Political tensions as a result of trade policies could reduce trade volume, investment, technological exchange, and other economic activities between major international economies, resulting in a material adverse effect on global economic conditions and the stability of global financial markets, which could have resulting material adverse effects on general economic conditions nationally, in California, or in our local markets. Some economists have predicted that the Administration’s steep new tariffs could curtail growth and result in price increases for American consumers, ultimately increasing the likelihood of a U.S. recession. Additionally, financial markets may be adversely affected by the current or anticipated impact of military conflict, including the recent military actions in Iran and the Middle East, escalating military tension between Russia and Ukraine, terrorism and other geopolitical events. Any of these developments could adversely affect our business, financial condition and results of operations.

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

Increases in the Allowance for Credit Losses Would Adversely Affect the Bank’s Financial Condition and Results of Operations

The Bank’s allowance for credit losses on loans was approximately $14.5 million, or 1.36% of total loans, at December 31, 2025, compared to $15.9 million, or 1.49% of total loans, at December 31, 2024, and 285.7% of total non-performing loans net of guaranteed portions at December 31, 2025, compared to 143.5% of total non-performing loans, net of guaranteed portions at December 31, 2024. No provision for credit losses was recorded for the year ended December 31, 2025, and a reversal of provision for credit losses totaled $0.3 million for the year ended December 31, 2024.

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

The Bank’s Dependence on Real Estate Lending Increases Our Risk of Losses

The Bank’s primary lending focus has historically been commercial (including agricultural), construction, and real estate mortgage. At December 31, 2025, loans secured by real estate, including construction loans (residential and other), comprised approximately 84% of the total loans in the Bank’s portfolio. At December 31, 2025, all of the Bank’s real estate mortgage and construction loans and approximately 1% of its commercial loans were secured fully or in part by deeds of trust on underlying real estate. The Company’s dependence on real estate increases the risk of loss in both the Bank’s loan portfolio and its holdings of other real estate owned if economic conditions in Northern California were to deteriorate. Deterioration of the real estate market in Northern California would have a material adverse effect on the Company’s business, financial condition, and results of operations.

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

As noted previously, the Trump Administration recently imposed increased tariffs on goods imported to the U.S. from other countries. As a consequence, other countries, in retaliation to the U.S.’s tariff measures, announced the imposition of increased levels of tariffs on goods exported to such countries by companies in the U.S. More recently, the U.S. government has introduced agreements in principle regarding tariffs with certain trading partners of the United States, new tariffs and tariff-related measures and has indicated that other potential tariff measures and modifications to existing tariffs continue to be under consideration. President Trump imposed many of these tariffs by invoking authority under the International Emergency Economic Powers Act (IEEPA).  On February 20, 2026, the U.S. Supreme Court ruled that President Trump could not invoke the IEEPA to unilaterally set tariffs on imports, thereby invalidating those tariffs implemented using IEEPA.  The Trump Administration responded by announcing the imposition of new tariffs under alternative legal authorities to replace the IEEPA tariffs, including an executive order imposing a global surcharge on most imports (initially 10%, with an announcement on February 21, 2026, that the tariff rate would be 15%), effective for 150 days.  The tariff environment continues to remain highly dynamic, and the specific tariffs applicable to goods imported into the U.S. continue to evolve, as do import tariffs charged by other countries. Such tariffs could be of particular concern to U.S. companies operating in the agricultural sector who export agricultural goods to other countries. The Company’s customers include a number of agricultural businesses, which could be negatively affected. See “Changes in U.S. and Foreign Government Policies, Including the Imposition of or Further Increases in Tariffs and Changes to Existing Trade Agreements, Could Have a Material Adverse Effect on the Bank’s Customers, Which, in Turn, Could Adversely Affect Our Business, Financial Condition and Results of Operations,” above in these “Risk Factors” in this Annual Report on Form 10-K.

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

Several of California’s Largest Home Insurance Providers Have Recently Paused or Severely Limited Their Issuance of New Policies, or Their Renewal of Existing Policies, in the State, Which Could Increase the Bank’s Risk of Loss in its Loan Portfolio

At December 31, 2025, loans secured by real estate comprised approximately 84% of the total loans in the Bank’s portfolio. At December 31, 2025, all of the Bank’s real estate mortgage and construction loans were secured fully or in part by deeds of trust on underlying real estate. Most of the Company’s customers, including its loan customers, are located in the State of California.

Recently, several of California’s largest home insurance providers, including State Farm, Allstate, Farmers, USAA, Travelers, Nationwide and Chubb, have either paused or severely limited their issuance of new policies, or their renewal of existing policies, in the state. Mounting claims from wildfire damages, the increasing cost of building and repairing homes in California, and a steep increase in reinsurance premiums, as well as state insurance regulations that make it difficult for insurers to adjust premiums in response to the evolving risk landscape, have challenged the capacity of insurance companies to sustainably and profitably offer home insurance in California. The result of these actions has been to significantly limit the availability of home insurance in California, where homeowners already face escalating property values and high wildfire, seismic, severe weather and other risks. The catastrophic fires in Southern California in January 2025, with resulting property damage and other claims estimated to be as high as $53.8 billion, are expected to further exacerbate these challenges.

The California Department of Insurance enforces some safeguards to temporarily shield homeowners from the cancellation or non-renewal of home insurance policies in high-risk areas, particularly those prone to wildfires. In addition, the California Fair Access to Insurance Requirements (FAIR) Plan, a state-established risk pool, operates as an insurer of last resort, providing temporary coverage for California homeowners unable to obtain (generally at increased premium cost) such coverage from a traditional insurance carrier; however, enrollment in the FAIR Plan as a percentage of the total number of residential insurance policies in California has steadily increased over the past five years, particularly in counties with the highest wildfire risk, threatening the ongoing stability of the Plan. In late 2023, following the California Governor’s declaration of a State of Emergency regarding property insurance, the Insurance Commissioner of the State of California introduced a comprehensive package of executive actions aimed at insurance reform. In December 2024, the California Department of Insurance adopted regulations intended to cause insurance companies to write more policies in wildfire distressed areas of California as a condition for using forward-looking wildfire modeling designed to more accurately assess wildfire risks and to reverse FAIR Plan growth.  In October 2025, the California Governor signed legislation to strengthen the FAIR Plan with new financing mechanisms to more quickly pay claims, better oversight, improved policyholder experience, and added coverage for manufactured homes, and the California Insurance Commissioner continues to advance a comprehensive reform package of the FAIR Plan, including temporary expansion of FAIR Plan coverage for certain high-value commercial properties. There can be no assurance that these regulatory actions, or other proposed legislation, will increase insurance availability or stabilize and strengthen California’s insurance market. particularly in light of the catastrophic fires in Southern California in January 2025.

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

The GSEs remain in federal government conservatorship at this time and proposals for the reform of their role are not being actively pursued in Congress. However, recent developments suggest that the Trump Administration may be exploring plans to sell the government’s stakes in the GSEs through an initial public offering (IPO), and comprehensive GSE reform bills have been introduced in Congress in recent months. GSE reform, if adopted, could well have a substantial impact on the mortgage market and could reduce our income from mortgage originations by increasing mortgage costs or lowering originations. GSE reforms could also reduce real estate prices, which could reduce the value of collateral securing outstanding mortgage loans. This reduction of collateral value could negatively impact the value or perceived collectability of these mortgage loans and may increase our allowance for credit loan losses. Such reforms may also include changes to the Federal Home Loan Bank System, which could adversely affect a significant source of term funding for lending activities by the banking industry, including the Bank. These reforms may also result in higher interest rates on residential mortgage loans, thereby reducing demand, which could have an adverse impact on our residential mortgage lending business.

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

Fluctuations in market rates and other market disruptions are neither predictable nor controllable and may adversely affect our financial condition and earnings. Since 2022, inflationary pressures have affected many aspects of the U.S. economy, including gasoline and fuel prices, and global and domestic supply-chain issues have also had a disruptive effect on many industries, including the agricultural industry. In January 2022, due to elevated levels of inflation and corresponding pressure to raise interest rates, the FRB announced after several periods of historically low federal funds rates and yields on Treasury notes that it would be slowing the pace of its bond purchasing and increasing the target range for the federal funds rate over time. The FOMC increased the target range 525 basis points from March 2022 through July 2023. The target range remained unchanged through much of 2024 until the FOMC decreased the rate 100 basis points, to a target range of 4.25% to 4.50%, during the last four months of 2024. In 2025, the FOMC implemented three consecutive 25-basis-point interest rate cuts starting in September, lowering the federal funds rate to a range of 3.5% to 3.75% by December 2025.  It remains uncertain whether the FOMC will further decrease the target range for the federal funds rate to attain a monetary policy sufficiently restrictive to return inflation to more normalized levels, begin to increase the federal funds rate or leave the rate at its current elevated level for a lengthy period of time. Factors such as inflation, productivity, oil prices, unemployment rates, and global demand play a role in the FOMC's consideration of future rate adjustments.  As noted previously, the Trump Administration recently imposed increased tariffs on goods imported to the U.S. from other countries. As a consequence, other countries, in retaliation to the U.S.’s tariff measures, announced the imposition of increased levels of tariffs on goods exported to such countries by companies in the U.S. More recently, the U.S. government has introduced agreements in principle regarding tariffs with certain trading partners of the United States, new tariffs and tariff-related measures and has indicated that other potential tariff measures and modifications to existing tariffs continue to be under consideration. President Trump imposed many of these tariffs by invoking authority under the International Emergency Economic Powers Act (IEEPA).  On February 20, 2026, the U.S. Supreme Court ruled that President Trump could not invoke the IEEPA to unilaterally set tariffs on imports, thereby invalidating those tariffs implemented using IEEPA.  The Trump Administration responded by announcing the imposition of new tariffs under alternative legal authorities to replace the IEEPA tariffs, including an executive order imposing a global surcharge on most imports (initially 10%, with an announcement on February 21, 2026, that the tariff rate would be 15%), effective for 150 days. The tariff environment continues to remain highly dynamic, and the specific tariffs applicable to goods imported into the U.S. continue to evolve, as do import tariffs charged by other countries. Such tariffs could result in increased inflationary pressures on the U.S. economy. These developments could adversely affect our banking customers’ businesses, which, in turn, could adversely affect our business, financial condition and results of operations. See “Economic Conditions in the U.S. May Soften or Become Recessionary with Resultant Adverse Consequences for the U.S. Financial Services Industry and for the Bank,” above in these “Risk Factors” in this Annual Report on Form 10-K.

Beginning in 2021, the U.S. Economy Began to Reflect Relatively Rapid Rates of Increase in the Consumer Price Index and Other Economic Indices; a Prolonged Elevated Rate of Inflation Could Present Risks for the U.S. Banking Industry and Our Business.

Beginning in 2021, the U.S. economy exhibited relatively rapid rates of increase in the consumer price index and other economic indices. If the U.S. economy encounters a significant, prolonged rate of inflation, this could pose higher relative risks to the banking industry and our business. Such inflationary periods have historically corresponded with relatively weaker earnings and higher credit losses for banks. In the past, inflationary environments have caused financing conditions to tighten and have increased borrowing costs for some marginal borrowers which, in turn, has impacted bank credit quality and loan growth. Additionally, a sustained period of inflation well above the FRB’s long-term target could prompt broad-based selling of longer-duration, fixed-rate debt, which could have negative implications for equity and real estate markets. Lower interest rates enable less credit-worthy borrowers to more readily meet their debt obligations. Small businesses and leveraged loan borrowers can be challenged in a materially higher-rate environment. Higher interest rates can also present challenges for commercial real estate projects, pressuring valuations and loan-to-value ratios. See “Economic Conditions in the U.S. May Soften or Become Recessionary with Resultant Adverse Consequences for the U.S. Financial Services Industry and for the Bank,” above in these “Risk Factors” in this Annual Report on Form 10-K.

In addition, the war between Russia and Ukraine and global reactions thereto have increased U.S. domestic and global energy prices.  Oil supply disruptions related to the Russia-Ukraine conflict, and sanctions and other measures taken by the U.S. or its allies, could lead to higher costs for gas, food and goods in the U.S. and exacerbate the inflationary pressures on the economy. As noted previously, the Trump Administration recently imposed increased tariffs on goods imported to the U.S. from other countries. As a consequence, other countries, in retaliation to the U.S.’s tariff measures, announced the imposition of increased levels of tariffs on goods exported to such countries by companies in the U.S. More recently, the U.S. government has introduced agreements in principle regarding tariffs with certain trading partners of the United States, new tariffs and tariff-related measures and has indicated that other potential tariff measures and modifications to existing tariffs continue to be under consideration. President Trump imposed many of these tariffs by invoking authority under the International Emergency Economic Powers Act (IEEPA).  On February 20, 2026, the U.S. Supreme Court ruled that President Trump could not invoke the IEEPA to unilaterally set tariffs on imports, thereby invalidating those tariffs implemented using IEEPA.  The Trump Administration responded by announcing the imposition of new tariffs under alternative legal authorities to replace the IEEPA tariffs, including an executive order imposing a global surcharge on most imports (initially 10%, with an announcement on February 21, 2026, that the tariff rate would be 15%), effective for 150 days. The tariff environment continues to remain highly dynamic, and the specific tariffs applicable to goods imported into the U.S. continue to evolve, as do import tariffs charged by other countries. Such tariffs could result in increased inflationary pressures on the U.S. economy. These developments could adversely affect our banking customers’ businesses, which, in turn, could adversely affect our business, financial condition and results of operations. See “Economic Conditions in the U.S. May Soften or Become Recessionary with Resultant Adverse Consequences for the U.S. Financial Services Industry and for the Bank,” above in these “Risk Factors” in this Annual Report on Form 10-K.

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

Competition Adversely Affects our Profitability

In California generally, and in the Bank’s primary market area specifically, major banks dominate the commercial banking industry.  By virtue of their larger capital bases, such institutions have substantially greater lending limits than those of the Bank.  Competition is likely to further intensify as a result of the recent and increasing level of consolidation of financial services companies, particularly in our market area resulting from various economic and market conditions.  In obtaining deposits and making loans, the Bank competes with these larger commercial banks and other financial institutions, such as savings and loan associations, credit unions and member institutions of the Farm Credit System, which offer many services that traditionally were offered only by banks.  Using the financial holding company structure, insurance companies and securities firms may compete more directly with banks and bank holding companies.  In addition, the Bank competes with other institutions such as mutual fund companies, brokerage firms, and even retail stores seeking to penetrate the financial services market.  Current federal law has also made it easier for out-of-state banks to enter and compete in the states in which we operate. Competition in our principal markets has further intensified as a result of the Dodd-Frank Act which, among other things, permitted out-of-state de novo branching by national banks, state banks and foreign banks from other states. We also experience competition, especially for deposits, from internet-based banking institutions and other non-traditional financial services firms, such as financial technology companies, which do not always have a physical presence in our market footprint and have grown rapidly in recent years.  Also, technology and other changes increasingly allow parties to complete financial transactions electronically, and in many cases, without banks.  For example, consumers can pay bills and transfer funds over the internet and by telephone without banks.  Non-bank financial service providers may have lower overhead costs, are subject to fewer regulatory constraints and continue to expand their offerings of services traditionally provided by financial institutions.  Further, the current Trump Administration has taken a number of actions to promote innovation across financial services through a regulatory environment that is favorable to cryptocurrencies, digital assets, open banking initiatives and financial technology companies, which has the potential to further increase competition within the banking industry.  In 2025, the OCC announced its conditional approval of five national trust bank charter applications to either newly charter or convert existing institutions into national trust banks that propose to offer digital asset products and services.  While national trust banks generally do not take insured deposits or engage in commercial lending, these new non-traditional trust banks offer deposit-like products, although lacking FDIC insurance and core consumer protections, and they are not subject to the same capital, liquidity or supervisory standards as banks. Emerging technologies, such as artificial intelligence (including machine learning and generative artificial intelligence) and quantum computing, have the potential to intensify competition and accelerate disruption in the financial services industry. If consumers do not use banks to complete their financial transactions, we could potentially lose fee income, deposits and income generated from those deposits.  During periods of declining interest rates, competitors with lower costs of capital may solicit the Bank’s customers to refinance their loans.  Furthermore, during periods of economic slowdown or recession, the Bank’s borrowers may face financial difficulties and be more receptive to offers from the Bank’s competitors to refinance their loans.  No assurance can be given that the Bank will be able to compete with these lenders.  See “Business – Competition” in Item 1 of this Form 10-K.

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

We May Not Be Able to Hire or Retain Additional Qualified Personnel and Recruiting and Compensation Costs May Increase as a Result of Turnover, Both of Which May Increase Costs and Reduce Profitability and May Adversely Impact Our Ability to Implement Our Business Strategy

Our success depends upon the ability to attract and retain highly motivated, well-qualified personnel. We face significant competition in the recruitment and retention of qualified employees.  Executive compensation in the financial services sector has been controversial and the subject of regulation. Over time, changing guidance and newly-adopted rules regarding compensation practices could have the effect of making it more difficult for banks to attract and retain skilled personnel.

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

Advances and Changes in Technology, and the Company’s Ability to Adapt Its Technology, May Strain Our Available Resources and Could Adversely Impact Our Ability to Compete and the Company’s Business and Operations

Advances and changes in technology can significantly impact the business and operations of the Company. The financial services industry is undergoing rapid technological change which regularly involves the introduction of new products and services based on new or enhanced technologies. Examples include cloud computing, artificial intelligence and machine learning, biometric authentication and data protection enhancements, as well as increased online and mobile device interaction with customers and increased demand for providing computer access to Bank accounts and the systems to perform banking transactions electronically.  The Company’s merchant processing services require the use of advanced computer hardware and software technology and rapidly changing customer and regulatory requirements.  The Company’s ability to compete effectively depends on its ability to continue to adapt its technology on a timely and cost-effective basis to meet these requirements. Our continued success and the maintenance of our competitive position depends, in part, upon our ability to meet the needs of our customers through the application of new technologies. Furthermore, the widespread adoption of new technologies by competitors, including artificial intelligence, could require us to make additional substantial investments to modify or adapt our existing products and services or alter the way we conduct business. These and other capital investments in the Company's business may not produce the growth in earnings anticipated at the time of the expenditure, and we may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. If we fail to maintain or enhance our competitive position with regard to technology, whether because we fail to anticipate customer needs and expectations or because our technological initiatives fail to perform as desired or are not timely implemented, we may lose market share or incur additional expense.  Our ability to execute our core operations and to implement technology and other important initiatives may be adversely affected if our resources are insufficient or if we are unable to allocate available resources effectively.

In addition, the Company’s business and operations are susceptible to negative impacts from computer system failures, communication and power disruption, and unethical individuals with the technological ability to cause disruptions or failures of the Company’s data processing systems. Implementation of certain new technologies, such as those related to artificial intelligence, automation and algorithms, also may have unintended consequences, including fraud or cybersecurity risk, due to their limitations, potential manipulation, or our failure to use them effectively.

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

Changes in the U.S. Tax Laws Have Impacted, and May Impact, Our Business and Results of Operations in a Variety of Ways, Some of Which Are Positive, and Others Which May Be Negative

The Tax Cuts and Jobs Act (“TCJA”), signed into law on December 22, 2017, enacted sweeping changes to the U.S. federal tax laws generally effective January 1, 2018.  These changes have impacted our business and results of operations in a variety of ways, some of which are positive and others which are negative.  The TCJA reduced the corporate tax rate to 21% from 35%, which resulted in a net reduction in our annual income tax expense and which has also benefited many of our corporate and other small business borrowers.  However, our ability to utilize tax credits, such as those arising from low-income housing and alternative energy investments, is constrained by the lower tax rate.  Increases in the U.S. corporate tax rate could adversely impact our profitability and that of our business and commercial customers. On July 4, 2025, the One Big Beautiful Bill Act was enacted into law, which included certain modifications to U.S. tax law. The Company has evaluated the provisions of this Act and has concluded that they do not have any material impact on our consolidated financial statements for the year ended December 31, 2025.

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

ITEM 1C - CYBERSECURITY

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

The Company's cybersecurity risk management program and strategy are regularly reviewed and updated to ensure that they are aligned with the Company's business objectives and are designed to address evolving cybersecurity threats and satisfy regulatory requirements and industry standards.

Material Effects of Cybersecurity Threats

While cybersecurity risks have the potential to materially affect the Company's business, financial condition, and results of operations, the Company does not believe that risks from cybersecurity threats or attacks, including as a result of any previous cybersecurity incidents, have materially affected the Company, including its business strategy, results of operations or financial condition. However, the sophistication of cyber threats continues to increase, and the Company’s cybersecurity risk management and strategy may be insufficient or may not be successful in protecting against all cyber incidents. Recent advances in artificial intelligence, including the use of generative AI to conduct more sophisticated social engineering attacks on us or our clients, further increases the risks in this area, including by making fraud detection more difficult. Accordingly, no matter how well designed or implemented the Company’s controls are, it will not be able to anticipate all cyber security breaches, preventative measures cannot provide absolute security and may not be sufficient in all circumstances or mitigate all potential risks, and the Company may not be able to implement effective preventive measures against cyber security breaches in a timely manner. For more information on how cybersecurity risk may materially affect the Company’s business strategy, results of operations or financial condition, please refer to Part I, Item 1A, “Risk Factors” in this report.

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

Management's Role

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

ITEM 2 – PROPERTIES

As of December 31, 2025, the Company and the Bank are engaged in the banking business through 15 offices in five counties in Northern California operating out of three offices in Solano County, five in Yolo County, two in Sacramento County, two in Placer County, two in Glenn County and one in Colusa County.  In addition, the Company owns three vacant lots, two in northern Solano County and one in eastern Sacramento County.  The lot in eastern Sacramento is listed for sale and is classified as other real estate owned as of December 31, 2025.

As of December 31, 2025, the Bank owns six branch office locations and two administrative facilities and leases 10 facilities.  Most of the leases contain multiple renewal options and provisions for rental increases, principally for changes in the cost of living index, property taxes and maintenance.

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

The following table summarizes the range of reported high and low bid quotations of the Company’s Common Stock for each quarter during the last two fiscal years and is based on information from OTC Markets.  The quotations reflect the price that would be received by the seller without retail mark-up, mark-down or commissions and may not have represented actual transactions:

QUARTER/YEAR	HIGH*	LOW*

4th Quarter 2025	$12.85	$11.88
3rd Quarter 2025	$12.13	$9.24
2nd Quarter 2025	$9.70	$8.97
1st Quarter 2025	$9.95	$8.73

4th Quarter 2024	$9.34	$8.93
3rd Quarter 2024	$9.52	$8.14
2nd Quarter 2024	$8.28	$7.33
1st Quarter 2024	$8.21	$7.07

*  Price adjusted for stock dividends in the indicated periods for the 5% stock dividends payable March 25, 2026 and March 25, 2025, as described below.

As of March 1, 2026, there were approximately 1,302 holders of record of the Company’s common stock, no par value.

In the prior two fiscal years and to date, the Company has declared the following stock dividends:

Shareholder Record Date	Dividend Percentage	Date Payable
February 28, 2024	5%	March 25, 2024
February 28, 2025	5%	March 25, 2025
February 27, 2026	5%	March 25, 2026

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

Issuer Purchases of Equity Securities

The Company made the following purchases of its common stock during the three months ended December 31, 2025:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(1)
October 1 - October 31, 2025	—	—	—	263,958
November 1 - November 30, 2025	74,300	$12.53	74,300	189,658
December 1 - December 31, 2025	42,516	$12.85	42,516	147,142
Total	116,816		116,816

(1)

On March 27, 2024, the Company approved a stock repurchase program effective May 1, 2024. The stock repurchase program, which remains in effect until April 30, 2026 unless terminated sooner, allows for repurchases by the Company in an aggregate amount of no more than 6% of the Company’s 17,144,680 outstanding shares of common stock as of March 21, 2024. This represented total shares of 1,028,680 eligible for repurchase at May 1, 2024. The total number of shares outstanding and shares eligible for repurchase have been adjusted to give retroactive effect to stock dividends and stock splits, including the 5% stock dividend declared on January 22, 2026, payable on March 25, 2026 to shareholders of record as of February 27, 2026.

ITEM 6 - RESERVED

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Introduction

This overview highlights selected information in this Annual Report on Form 10-K and may not contain all of the information that is important to you.  For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources, and critical accounting estimates, you should carefully read this entire Annual Report on Form 10-K. For a discussion of changes in results of operations comparing the years ended December 31, 2024 and 2023, for the Company and its subsidiary, see Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 7, 2025.

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

Financial highlights for 2025 include:

The Company reported net income of $21.1 million for 2025, a 5.5% increase compared to net income of $20.0 million for 2024. Net income per common share for 2025 was $1.30, an increase of 8.3% compared to net income per common share of $1.20 for 2024.  Net income per common share on a fully diluted basis was $1.27 for 2025, an increase of 6.7% compared to net income per common share on a fully diluted basis of $1.19 for 2024.

Net interest income totaled $67.5 million for 2025, an increase of 4.8% from $64.4 million in 2024, primarily due to increases in yields earned on loans and investment securities, which was partially offset by decreases both in volume and yield earned on due from banks and increases in average rate paid on average interest-bearing transaction deposits and savings and MMDAs.  Net interest margin was 3.77% for the year ended 2025 which was a 4.7% or 17 basis point increase from the 3.60% reported for the year ended 2024.

No provision for credit losses was recorded in 2025, compared to a reversal of provision for credit losses of $0.3 million in 2024.  No provision for credit losses was recorded in 2025 primarily due to positive trends in gross domestic product and single-family home prices, coupled with an overall decrease in forecasted loss rates and improvements in qualitative risk factors.

Non-interest income totaled $6.1 million in 2025, an increase of 1.3% from $6.0 million in 2024.  The increase was primarily due to a decrease in realized losses on sales/calls of available for sale securities and an increase in other income, which was partially offset by decreases in service charges on deposit accounts and debit card income.

Non-interest expenses totaled $46.2 million for 2025, up 7.9% from $42.8 million in 2024.  The increase was primarily due to increases in salaries and employee benefits, occupancy and equipment, data processing and legal fees.  The increase in salaries and benefits was primarily due to an increase in full-time equivalent employees and increases in contingent compensation and group medical insurance expense.  The increase in occupancy and equipment was primarily due to an increase in service contracts related to upgrading and maintaining facilities.  The increase in data processing was primarily due to an increase in costs of service contracts.

The Company reported total assets of $1.91 billion and $1.89 billion for the years ended December 31, 2025 and 2024, respectively.

Investments totaled $617.2 million as of December 31, 2025, a 2.6% decrease from $633.9 million as of December 31, 2024. U.S. Treasury securities totaled $87.5 million as of December 31, 2025, down 17.0% from $105.5 million as of December 31, 2024; securities of U.S. government agencies and corporations totaled $85.3 million, down 10.8% from $95.7 million as of December 31, 2024; obligations of state and political subdivisions totaled $75.0 million, up 11.0% from $67.6 million as of December 31, 2024; collateralized mortgage obligations totaled $92.3 million, down 2.8% from $95.0 million as of December 31, 2024; and mortgage-backed securities totaled $277.1 million, up 2.6% from $270.1 million as of December 31, 2024.

Loans (including loans held-for-sale), net of allowance, totaled $1.050 billion as of December 31, 2025, a 0.4% increase from $1.047 billion as of December 31, 2024.  Commercial loans totaled $146.2 million as of December 31, 2025, up 24.0% from $117.9 million as of December 31, 2024; commercial real estate loans were $702.5 million, down 2.9% from $723.6 million as of December 31, 2024; agriculture loans were $93.6 million, up 1.1% from $92.6 million as of December 31, 2024; residential mortgage loans were $100.7 million, down 4.9% from $105.9 million as of December 31, 2024; residential construction loans were $5.8 million, down 14.9% from $6.9 million as of December 31, 2024; and consumer loans totaled $15.5 million, down 1.5% from $15.7 million as of December 31, 2024.

Deposits totaled $1.68 billion as of December 31, 2025, a 1.2% decrease from $1.70 billion as of December 31, 2024.

There were no FHLB advances outstanding as of December 31, 2025 and December 31, 2024.

Stockholders' equity increased to $212.0 million as of December 31, 2025, a 20.2% increase from $176.3 million as of December 31, 2024. The increase was primarily due to 2025 net income of $21.1 million and a decrease in accumulated other comprehensive loss, net of $18.4 million.

Critical Accounting Policies and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, income and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, the Company evaluates its estimates, including those related to the allowance for credit losses. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.

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

In determining the ACL, accruing loans with similar risk characteristics are generally evaluated collectively. To estimate expected losses the Company generally utilizes historical loss trends and the remaining contractual lives of the loan portfolios to determine estimated credit losses through a reasonable and supportable forecast period. The Company utilized a reasonable and supportable forecast period of approximately four quarters and obtained the forecast data from Moody’s Analytics. Individual loan credit quality indicators, including historical credit losses, have been statistically correlated with various econometrics, including national unemployment rate, national gross domestic product, and single-family home prices. Model forecasts may be adjusted for inherent limitations or biases that have been identified through independent validation and back-testing of model performance to actual realized results. The Company also considered the impact of portfolio concentrations, changes in underwriting practices, imprecision in its economic forecasts, and other risk factors that might influence its loss estimation process. Increases in external risk factors due to more pessimistic business and economic conditions could potentially add $4.6 million based on existing loan balances, if not more, to the ACL. While management utilizes its best judgment and information available, the ultimate adequacy of our allowance accounts is dependent upon a variety of factors beyond our control, including the performance of our portfolios, the economy and changes in interest rates.

Impact of Recently Issued Accounting Standards

Accounting Standards Adopted in 2025

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Among other things, these amendments provide additional transparency into an entity’s income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The standard requires that public business entities disclose, on an annual basis, specific categories in the rate reconciliation and additional information for reconciling items meeting a certain quantitative threshold. The amendments also require that entities disclose on an annual basis: 1) income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes and 2) the income taxes paid (net of refunds received) disaggregated by individual jurisdictions exceeding 5% of total income taxes paid (net of refunds received). The amendments are effective for public business entities for annual periods beginning after December 15, 2024.  The Company adopted this ASU retrospectively.  Adoption of this ASU did not have a material impact on the Company's consolidated financial statements.  For additional information, see Note 18 to the Consolidated Financial Statements in this Form 10-K.

In March 2024, the FASB issued guidance within ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. The amendments in the ASU apply to companies that provide employees and non-employees with profits interest and similar awards to align compensation with a company’s operating performance and provide those holders with the opportunity to participate in future profits and/or equity appreciation of the company. The purpose of the ASU is to clarify the application of the scope guidance in Accounting Standards Codification (ASC) paragraph 718-10-15-3 in determining if a profit interest award should be accounted for in accordance with Topic 718: Compensation—Stock Compensation. The amendment in ASC paragraph 718-10-15-3 is solely intended to improve the overall clarity and does not change the guidance. The ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. If a company adopts the amendments in an interim period, it should adopt them as of the beginning of the annual period that includes the interim period. The amendments should be applied either (1) retrospectively to all prior periods presented in the financial statements or (2) on a prospective basis. Adoption of this ASU did not have a material impact on the Company’s consolidated financial statements, as the Company does not typically provide these types of awards.  For additional information, see Note 15 to the Consolidated Financial Statements in this Form 10-K.

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

In November 2025, the FASB issued ASU 2025-08, Financial Instruments - Credit Losses (Topic 326): Purchased Loans.  This ASU expands the population of acquired financial assets accounted for using the gross-up approach.  Acquired loans (excluding credit cards) are deemed purchased seasoned loans and accounted for using the gross-up approach upon acquisition if criteria established by the new guidance are met. This change aims to enhance comparability, consistency, and better reflect the economics of acquiring financial assets.  This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods.  Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance.  The Company is evaluating the accounting and disclosure requirements of this update and the impact of adopting the new guidance on the consolidated financial statements.

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements.  This ASU enables entities to apply hedge accounting to a greater number of highly effective economic hedges in the following five areas:  similar risk assessment for cash flow hedges, hedging forecasted interest payments on choose-your-rate debt instruments, cash flow hedges of nonfinancial forecasted transactions, net written options as hedging instruments, foreign-currency-denominated debt instrument as hedging instrument and hedged item (dual hedge).  This ASU is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods.  Early adoption is permitted on any date on or after the issuance of ASU No. 2025-09.  The Company is evaluating the accounting and disclosure requirements of this update and the impact of adopting the new guidance on the consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements.  This ASU does not change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements.  The amendments in this ASU:  clarify that the guidance in Topic 270 applies to all entities that provide interim financial statements and notes in accordance with GAAP; create a comprehensive list in FASB Accounting Standards Codification Topic 270 of interim disclosures that are required in interim financial statements and notes in accordance with GAAP; incorporate a disclosure principle, which is modeled after previous SEC guidance, that requires entities to disclose events and changes that occur after the end of the most recent fiscal year that have a material impact on the entity; and improve guidance about information included in and the format of interim financial statements.  The amendments in this ASU are effective for pubic business entities for interim periods within annual periods beginning after December 15, 2027.  Early adoption is permitted for all entities. The amendments can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements.  The Company is evaluating the disclosure requirements of this update and the impact of adopting the new guidance on the consolidated financial statements.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements.  The amendments in this ASU update the FASB ASC for a broad range of Topics arising from technical corrections, unintended application of the ASC, clarifications, and other minor improvements.  The amendments in this ASU, which addresses 33 issues, affect a wide variety of Topics in the ASC and apply to all reporting entities within the scope of the affected accounting guidance.  The amendments in this ASU are effective for all entities for annual periods beginning after December 15, 2026, and interim periods within those annual periods.  Early adoption is permitted in both interim and annual periods in which financial statements have not yet been issued or made available for issuance.  The Company is evaluating the accounting and disclosure requirements of this update and the impact of adopting the new guidance on the consolidated financial statements.

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

Distribution of Assets, Liabilities and Stockholders’ Equity;

Interest Rates and Interest Differential

(Dollars in thousands)

	2025		2024
	Average Balance	Percent	Average Balance	Percent
ASSETS
Cash and Due From Banks	$132,839	6.9%	$159,998	8.4%
Certificates of Deposit	14,244	0.8%	17,780	0.9%
Investment Securities	614,346	32.6%	591,225	31.3%
Loans (1)	1,048,539	55.6%	1,045,419	55.3%
Stock in Federal Home Loan Bank and other equity securities, at cost	10,768	0.6%	10,518	0.6%
Other Assets	66,496	3.5%	65,713	3.5%
Total Assets	$1,887,232	100.0%	$1,890,653	100.0%

LIABILITIES & STOCKHOLDERS’ EQUITY
Deposits:
Demand	$649,590	34.4%	$701,685	37.0%
Interest-Bearing Transaction Deposits	429,649	22.9%	417,373	22.1%
Savings and MMDAs	457,453	24.2%	435,160	23.0%
Time Certificates	140,550	7.4%	152,285	8.1%
FHLB advances	1,645	0.1%	—	—%
Other Liabilities	15,056	0.8%	16,542	0.9%
Stockholders’ Equity	193,289	10.2%	167,608	8.9%
Total Liabilities and Stockholders’ Equity	$1,887,232	100.0%	$1,890,653	100.0%

(1)	Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for credit losses.

Net Interest Earnings

Average Balances, Yields and Rates

(Dollars in thousands)

	2025			2024
Assets	Average Balance	Interest Income/Expense	Yields Earned/Rates Paid	Average Balance	Interest Income/Expense	Yields Earned/Rates Paid

Total Loans, Including Loan Fees(1)	$1,048,539	$57,999	5.53%	$1,045,419	$55,389	5.30%

Due From Banks	100,656	4,273	4.25%	121,308	6,477	5.34%

Certificates of Deposit	14,244	592	4.16%	17,780	724	4.07%

Investment Securities:
Taxable	562,307	16,783	2.98%	548,661	13,795	2.51%

Non-taxable (2)	52,039	1,642	3.16%	42,564	1,216	2.86%

Total Investment Securities	614,346	18,425	3.00%	591,225	15,011	2.54%

Other Earning Assets	10,768	1,018	9.45%	10,518	1,051	9.99%

Total Earning Assets	$1,788,553	$82,307	4.60%	$1,786,250	$78,652	4.40%

Cash and Due from Banks	32,183			38,690

Interest Receivable and Other Assets	66,496			65,713

Total Assets	$1,887,232			$1,890,653

(1)

Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for credit losses, but non-accrued interest thereon is excluded. Includes amortization of deferred loan fees and costs.

(2)	Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.

Continuation of

Net Interest Earnings

Average Balances, Yields and Rates

(Dollars in thousands)

	2025			2024
Liabilities and Stockholders' Equity	Average Balance	Interest Income/Expense	Yields Earned/Rates Paid	Average Balance	Interest Income/Expense	Yields Earned/Rates Paid

Interest-Bearing Liabilities:

Interest-Bearing Transaction Deposits	$429,649	$2,921	0.68%	$417,373	$2,507	0.60%

Savings and MMDAs	457,453	6,803	1.49%	435,160	5,478	1.26%

Time Certificates	140,550	5,036	3.58%	152,285	6,307	4.14%

Total Interest-Bearing Deposits	1,027,652	14,760	1.44%	1,004,818	14,292	1.42%

FHLB advances	1,645	75	4.56%	—	—	—%

Total Interest-Bearing Liabilities	1,029,297	14,835	1.44%	1,004,818	14,292	1.42%

Demand Deposits	649,590			701,685

Total Funding Liabilities	1,678,887	$14,835	0.88%	1,706,503	$14,292	0.84%

Interest payable and Other Liabilities	15,056			16,542

Stockholders’ Equity	193,289			167,608

Total Liabilities and Stockholders’ Equity	$1,887,232			$1,890,653

Net Interest Income and Net Interest Margin (1)		$67,472	3.77%		$64,360	3.60%

Net Interest Spread (2)			3.16%			2.98%

(1)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.

(2)	Net interest spread represents the average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

Analysis of Changes

in Interest Income and Interest Expense

(Dollars in thousands)

Following is an analysis of changes in interest income and expense (dollars in thousands) for 2025 over 2024.  Changes not solely due to interest rate or volume have been allocated proportionately to interest rate and volume.

	2025 Over 2024
	Volume	Interest Rate	Change

Loans	$166	$2,444	$2,610

Due From Banks	(1,000)	(1,204)	(2,204)

Certificates of Deposit	(147)	15	(132)

Investment Securities - Taxable	351	2,637	2,988

Investment Securities - Non-taxable	290	136	426

Other Earning Assets	25	(58)	(33)

Increase (decrease) in Interest Income	(315)	3,970	3,655

Deposits:

Interest-Bearing Transaction Deposits	76	338	414

Savings and MMDAs	292	1,033	1,325

Time Certificates	(462)	(809)	(1,271)

FHLB advances	75	—	75

Increase (decrease) in Interest Expense	(19)	562	543
Increase (decrease) in Net Interest Income:	$(296)	$3,408	$3,112

INVESTMENT PORTFOLIO

Composition of Investment Securities

The mix of investment securities held by the Company at December 31 of the previous two fiscal years was as follows (dollars in thousands):

	2025	2024
Investment securities available-for-sale (at fair value):

U.S. Treasury Securities	$87,556	$105,545
Securities of U.S. Government Agencies and Corporations	85,344	95,684
Obligations of State and Political Subdivisions	75,003	67,591
Collateralized Mortgage Obligations	92,284	94,945
Mortgage-Backed Securities	277,056	270,088

Total Investments	$617,243	$633,853

Maturities of Investment Securities

The following table summarizes the contractual maturity (dollars in thousands) and projected yields of the Company’s investment securities as of December 31, 2025.  The yields on tax-exempt securities are shown on a tax equivalent basis. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. In addition, factors such as prepayments and interest rates may affect the yield on carrying value of mortgage related securities.

Period to Maturities

			After One But		After Five But
	Within One Year		Within Five Years		Within Ten Years
	Amount	Yield	Amount	Yield	Amount	Yield

Investment securities available-for-sale (at fair value):
U.S. Treasury Securities	$32,933	3.38%	$54,623	3.49%	$—	—
Securities of U.S. Government Agencies and Corporations	15,307	1.76%	54,251	2.68%	15,786	4.42%
Obligations of State and Political Subdivisions	1,291	2.57%	8,643	3.04%	22,449	3.46%
Collateralized Mortgage Obligations	—	—	2,552	4.66%	3,174	3.43%
Mortgage-Backed Securities	—	—	19,008	3.40%	158,760	2.76%

TOTAL	$49,531	2.86%	$139,077	3.16%	$200,169	2.98%

	After Ten Years		Total
	Amount	Yield	Amount	Yield

Investment securities available-for-sale (at fair value):
U.S. Treasury Securities	$—	—	$87,556	3.45%
Securities of U.S. Government Agencies and Corporations	—	—	85,344	2.84%
Obligations of State & Political Subdivisions	42,620	3.97%	75,003	3.69%
Collateralized Mortgage Obligations	86,558	2.31%	92,284	2.41%
Mortgage-Backed Securities	99,288	3.78%	277,056	3.17%

TOTAL	$228,466	3.26%	$617,243	3.11%

LOAN PORTFOLIO

Composition of Loans

The mix of loans, net of deferred origination fees and costs and allowance for credit losses and excluding loans held-for-sale, at December 31, 2025 and December 31, 2024 was as follows (dollars in thousands):

	2025		2024

	Balance	Percent	Balance	Percent

Commercial	$146,178	13.7%	$117,921	11.1%
Commercial Real Estate	702,455	66.0%	723,650	68.1%
Agriculture	93,627	8.8%	92,564	8.7%
Residential Mortgage	100,684	9.5%	105,886	10.0%
Residential Construction	5,837	0.5%	6,858	0.6%
Consumer	15,478	1.5%	15,716	1.5%
	1,064,259	100.0%	1,062,595	100.0%
Allowance for credit losses	(14,519)		(15,885)
Net deferred origination fees and costs	733		142
TOTAL	$1,050,473		$1,046,852

As shown in the comparative figures for loan mix during 2025 and 2024, total loans increased primarily as a result of an increase in commercial loans, which was partially offset by decreases in commercial real estate and residential mortgage loans.

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

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table presents the maturity distribution of our loan portfolio at December 31, 2025 (dollars in thousands) (excludes loans held-for-sale). The table also presents the portion of loans that have fixed interest rates or variable interest rates that fluctuate over the life of the loans in accordance with changes in an interest rate index.

	Due in One Year or Less	After One but Within Five Years	After Five but Within Fifteen Years	After Fifteen Years	Total
Commercial	$14,616	$74,644	$56,908	$10	$146,178
Commercial Real Estate	38,791	170,058	456,976	36,630	702,455
Agriculture	19,336	7,043	32,757	34,491	93,627
Residential Mortgage	304	944	21,900	77,536	100,684
Residential Construction	2,223	37	—	3,577	5,837
Consumer	687	6,205	7,158	1,428	15,478
Total	$75,957	$258,931	$575,699	$153,672	$1,064,259
Loans with fixed interest rates:
Commercial	$3,428	$59,250	$41,707	$—	$104,385
Commercial Real Estate	19,993	122,789	180,759	22,309	345,850
Agriculture	2,090	3,805	14,283	—	20,178
Residential Mortgage	51	913	19,241	11,643	31,848
Residential Construction	83	—	—	—	83
Consumer	326	132	30	595	1,083
Total	$25,971	$186,889	$256,020	$34,547	$503,427
Loans with variable interest rates:
Commercial	$11,188	$15,394	$15,201	$10	$41,793
Commercial Real Estate	18,798	47,269	276,217	14,321	356,605
Agriculture	17,246	3,238	18,474	34,491	73,449
Residential Mortgage	253	31	2,659	65,893	68,836
Residential Construction	2,140	37	—	3,577	5,754
Consumer	361	6,073	7,128	833	14,395
Total	$49,986	$72,042	$319,679	$119,125	$560,832

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

The following table summarizes the Company’s non-accrual loans by loan category (dollars in thousands), net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, at December 31, 2025 and 2024.

	At December 31, 2025			At December 31, 2024
	Gross	Guaranteed	Net	Gross	Guaranteed	Net

Commercial	$139	$139	$—	$139	$139	$—
Commercial real estate	657	—	657	7,993	—	7,993
Agriculture	4,423	809	3,614	2,236	—	2,236
Residential mortgage	174	—	174	202	—	202
Residential construction	—	—	—	—	—	—
Consumer	637	—	637	642	—	642
Total non-accrual loans	$6,030	$948	$5,082	$11,212	$139	$11,073

Non-accrual loans amounted to $6,030,000 at December 31, 2025, and were comprised of one commercial loan totaling $139,000, one commercial real estate loan totaling $657,000, four agriculture loans totaling $4,423,000, three residential mortgage loans totaling $174,000 and five consumer loans totaling $637,000. Non-accrual loans amounted to $11,212,000 at December 31, 2024, and were comprised of one commercial loan totaling $139,000, one commercial real estate loan totaling $7,993,000, two agriculture loans totaling $2,236,000, three residential mortgage loans totaling $202,000 and four consumer loans totaling $642,000.

If interest on non-accrual loans had been accrued, such interest income would have approximated $627,000 and $497,000 during the years ended December 31, 2025 and 2024, respectively. Income actually recognized on nonaccrual loans at payoff approximated $421,000 and $450,000 for the years ended December 31, 2025 and 2024, respectively.

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

As the following table illustrates, total non-performing assets, which consists of loans on non-accrual status, loans past due 90-days and still accruing and Other Real Estate Owned ("OREO") net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, decreased $4,750,000, or 42.9%, to $6,323,000 from December 31, 2024 to December 31, 2025.  Non-performing assets net of guarantees represented 0.3% and 0.6% of total assets at December 31, 2025 and 2024, respectively.  The Bank’s management believes that the $6,030,000 in non-accrual loans were appropriately reflected at the lower of the carrying value of the loan or the fair value of the underlying collateral at December 31, 2025.  However, no assurance can be given that the existing or any additional collateral will be sufficient to secure full recovery of the obligations owed under these loans.

	At December 31, 2025			At December 31, 2024
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)
Non-accrual loans	$6,030	$948	$5,082	$11,212	$139	$11,073
Loans 90 days past due and still accruing	—	—	—	—	—	—
Total non-performing loans	6,030	948	5,082	11,212	139	11,073
Other real estate owned	1,241	—	1,241	—	—	—
Total non-performing assets	7,271	948	6,323	11,212	139	11,073
Non-performing loans (net of guarantees) to total loans			0.5%			1.0%
Non-performing assets (net of guarantees) to total assets			0.3%			0.6%
Allowance for credit losses to non-performing loans (net of guarantees)			285.7%			143.5%

The Company had no loans that were 90 days or more past due and still accruing at December 31, 2025.

OREO consists of property that the Company has acquired by deed in lieu of foreclosure or through foreclosure proceedings, and property that the Company does not hold title to but is in actual control of, known as in-substance foreclosure. OREO can also consist of Company owned properties that the Company has determined are no longer intended for use or future development. The estimated fair value of the property is determined prior to transferring the balance to OREO.  The balance transferred to OREO is the estimated fair value of the property less estimated cost to sell.  Impairment may be deemed necessary to bring the book value of the loan equal to the appraised value.  Appraisals or loan officer evaluations are then conducted periodically thereafter charging any additional impairment to the appropriate expense account. The Company had OREO totaling $1,241,000 as of the year ended December 31, 2025.  OREO as of December 31, 2025 represented land, transferred from premises and equipment, that the Company determined is no longer intended for future development and is actively marketing it for sale.  The Company had no OREO as of December 31, 2024.

Potential Problem Loans

The Company manages asset quality and credit risk by maintaining diversification in its loan portfolio and through review processes that include analysis of credit requests and ongoing examination of outstanding loans and delinquencies, with particular attention to portfolio dynamics and loan mix.  The Company strives to identify loans experiencing difficulty early enough to correct the problems, to record charge-offs promptly based on realistic assessments of collectability and current collateral values and to maintain an adequate allowance for credit losses at all times.   Asset quality reviews of loans and other non-performing assets are administered using credit risk rating standards and criteria similar to those employed by state and federal banking regulatory agencies.  The federal banking regulatory agencies utilize the following definitions for assets adversely classified for supervisory purposes: “Substandard Assets: a substandard asset is inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.” “Doubtful Assets: An asset classified doubtful has all the weaknesses inherent in one classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable." OREO and loans rated Substandard and Doubtful are deemed “classified assets.”  This category, which includes both performing and non-performing assets, receives an elevated level of attention regarding collection.

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

Excluding the non-performing loans, net of guarantees cited previously, loans totaling $18,259,000 and $11,782,000 were classified as substandard or doubtful loans, representing potential problem loans at December 31, 2025 and 2024, respectively.  In Management’s opinion, the potential loss related to these problem loans was sufficiently covered by the Bank’s existing loan loss reserve (Allowance for Credit Losses) at December 31, 2025 and 2024.  The ratio of the allowance for credit losses to total loans at December 31, 2025 and 2024 was 1.36% and 1.49%, respectively.  The decrease in the ratio of the allowance for credit losses to total loans was primarily due to positive trends in gross domestic product and single-family home prices, coupled with an overall decrease in forecasted loss rates and improvements in qualitative risk factors.  Management considered the allowance for credit losses of $14,519,000 to be adequate as a reserve against expected losses as of December 31, 2025.

Analysis of the Allowance for Credit Losses On Loans

(Dollars in thousands)

	2025	2024	2023

Balance at Beginning of Year	$15,885	$16,596	$14,792
Impact of adopting ASC 326	—	—	800
Provision for Credit Losses	(500)	200	1,150
Loans Charged-Off:
Commercial	(648)	(956)	(366)
Commercial Real Estate	(26)	—	—
Agriculture	(474)	—	(2,567)
Residential Mortgage	(5)	—	(3)
Residential Construction	—	—	—
Consumer	(19)	(28)	(13)

Total Charged-Off	(1,172)	(984)	(2,949)

Recoveries:
Commercial	273	60	235
Commercial Real Estate	—	—	—
Agriculture	—	—	2,567
Residential Mortgage	—	—	—
Residential Construction	—	—	—
Consumer	33	13	1

Total Recoveries	306	73	2,803

Net Charge-offs	(866)	(911)	(146)

Balance at End of Year	$14,519	$15,885	$16,596

Ratio of net charge-offs during the year to average
Loans Outstanding During the Year	(0.08)%	(0.09)%	(0.01)%
Allowance for Credit Losses to Total Loans	1.36%	1.49%	1.55%
Nonaccrual loans to Total Loans	0.57%	1.06%	0.37%
Allowance for Credit Losses to Nonaccrual loans	240.78%	141.68%	415.11%

Allocation of the Allowance for Credit Losses

The Allowance for Credit Losses has been established as a general component available to absorb expected credit losses throughout the loan portfolio.  The following table is an allocation of the Allowance for Credit Losses balance on the dates indicated (dollars in thousands):

	December 31, 2025			December 31, 2024
	Allocation of Allowance for Credit Losses Balance	Allowance as a % of Total Allowance	Loans as a % of Total Loans, net	Allocation of Allowance for Credit Losses Balance	Allowance as a % of Total Allowance	Loans as a % of Total Loans, net
Loan Type:

Commercial	$2,425	16.7%	13.7%	$1,622	10.2%	11.1%
Commercial Real Estate	9,343	64.4%	66.0%	10,245	64.5%	68.1%
Agriculture	1,074	7.4%	8.8%	1,555	9.8%	8.7%
Residential Mortgage	1,005	6.9%	9.5%	1,779	11.2%	10.0%
Residential Construction	376	2.6%	0.5%	433	2.7%	0.6%
Consumer	296	2.0%	1.5%	251	1.6%	1.5%

Total	$14,519	100.0%	100.0%	$15,885	100.0%	100.0%

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

Deposits

The following table sets forth the average amount and the average rate paid on each of the listed deposit categories (dollars in thousands) during the periods specified:

	2025		2024		2023
	Average	Average	Average	Average	Average	Average
	Amount	Rate	Amount	Rate	Amount	Rate

Deposit Type:

Non-interest-Bearing Demand	$649,590	—	$701,685	—	$736,838	—

Interest-Bearing Demand (NOW)	$429,649	0.68%	$417,373	0.60%	$467,660	0.35%

Savings and MMDAs	$457,453	1.49%	$435,160	1.26%	$454,854	0.65%

Time	$140,550	3.58%	$152,285	4.14%	$97,639	3.11%

Approximately 40% of our deposits were uninsured for each of the years ended December 31, 2025 and 2024.

Time Deposits include brokered deposits totaling $0 and $9,999,000 as of December 31, 2025 and December 31, 2024, respectively. The brokered deposits purchased are time deposits $250,000 (dollars in thousands) or less that mature within twelve months.

The following table sets forth by time remaining to maturity for the Bank’s time deposits over $250,000 (dollars in thousands) as of December 31, 2025:

Three months or less	$18,034

Over three months through six months	14,471

Over six months through twelve months	14,924

Over twelve months	6,201

Total	$53,630

Short-Term Borrowings

The Company had no secured borrowings and no Federal Funds purchased at December 31, 2025 and 2024.

Additional short-term borrowings available to the Company consist of a line of credit and advances with the Federal Home Loan Bank ("FHLB") secured under terms of a blanket collateral agreement by a pledge of FHLB stock and all loans held by the Company. At December 31, 2025, the Company had a current collateral borrowing capacity with the FHLB of $390,191,000 and, at such date, also had unsecured formal lines of credit totaling $130,000,000 with correspondent banks.

The Company had no Federal Funds purchased during the years ended December 31, 2025 and 2024.

Long-Term Borrowings

The Company had no long-term borrowings at December 31, 2025 and 2024.  There were no average outstanding balances of long-term borrowings during 2025 and 2024.

Supplemental Compensation Plans

The Company and the Bank maintain an unfunded non-contributory defined benefit pension plan (“Salary Continuation Plan”) and related split dollar plan for a select group of highly compensated employees.  Eligibility to participate in the Salary Continuation Plan is limited to a select group of management or highly compensated employees of the Bank that are designated by the Board. Additionally, the Company and the Bank adopted a supplemental executive retirement plan (“SERP”) in 2006.  The SERP is intended to integrate the various forms of retirement payments offered to executives. At December 31, 2025, the benefit obligation was $4,405,000, of which $4,716,000 was recorded in interest payable and other liabilities and $(311,000) was recorded in accumulated other comprehensive loss, net, in the Consolidated Balance Sheets. At December 31, 2024, the benefit obligation was $4,500,000, of which $4,793,000 was recorded in interest payable and other liabilities and $(293,000) was recorded in accumulated other comprehensive loss, net, in the Consolidated Balance Sheets.

The Company and the Bank maintain an unfunded non-contributory defined benefit pension plan (“Directors’ Retirement Plan”) and related split dollar plan for the directors of the Bank. At December 31, 2025, the benefit obligation was $380,000, of which $480,000 was recorded in interest payable and other liabilities and $(100,000) was recorded in accumulated other comprehensive loss, net, in the Consolidated Balance Sheets. At December 31, 2024, the benefit obligation was $397,000, of which $539,000 was recorded in interest payable and other liabilities and $(142,000) was recorded in accumulated other comprehensive loss, net, in the Consolidated Balance Sheets.

For additional information, see Note 17 to the Consolidated Financial Statements in this Form 10-K.

Overview

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Net income for the year ended December 31, 2025, was $21.1 million, representing an increase of $1.1 million, or 5.5%, compared to net income of $20.0 million for the year ended December 31, 2024.  The increase in net income was primarily attributable to an increase in net interest income of $3.1 million and a decrease in provision for income tax of $1.5 million, which was partially offset by an increase in non-interest expenses of $3.4 million.  The increase in net interest income was primarily due to increases in yield on loans and investment securities and a decrease in volume and rate paid on time certificates, which was partially offset by decreases in volume and yield on due from banks and increases in rates paid on interest-bearing transaction deposits and savings and MMDAs.  The increase in non-interest expenses was primarily due to an increase in salaries and employee benefits, occupancy and equipment and data processing expenses.  The decrease in provision for income tax was due to the execution of a tax planning strategy that involved purchasing investment tax credits under the Inflation Reduction Act of 2022 tied to alternative energy projects.  The investment tax credits were acquired at a discount and recognized as a reduction to income tax expense in 2025.

Total assets were $1.91 billion as of December 31, 2025, representing an increase of $19.2 million, or 1.0%, compared to total assets of $1.89 billion as of December 31, 2024.  For the year ended December 31, 2025 compared to the year ended December 31, 2024, there was a $26.1 million increase in cash, $3.6 million increase in net loans, $9.9 million increase in interest receivable and other assets, which was partially offset by a $16.6 million decrease in investment securities and a $5.9 million decrease in certificates of deposit.  Total deposits decreased $20.9 million, or 1.2%, to $1.68 billion as of December 31, 2025, compared to $1.70 billion at December 31, 2024.

Results of Operations

Net Interest Income

Net interest income is the excess of interest and fees earned on the Bank’s loans, investment securities, federal funds sold and banker’s acceptances over the interest expense paid on deposits and other borrowed funds which are used to fund those assets.  Net interest income is primarily affected by the yields and mix of the Bank’s interest-earning assets and interest-bearing liabilities outstanding during the period. The $3,655,000 increase in the Bank's interest and dividend income in 2025 from 2024 was primarily driven by an increase in interest rates on loans and investment securities, which was partially offset by a decrease in the average balance and interest rate on due from banks.  The $2,610,000 increase in the Bank's interest income on loans was primarily driven by an increase of $2,444,000 attributable to an increase in interest rates.  The $2,204,000 decrease in the Bank’s interest income on due from banks was primarily driven by a decrease of $1,000,000 due to the decreased average due from bank balances outstanding and a decrease of $1,204,000 attributable to a decrease in average interest rates paid on excess reserves at the FRB.  The $132,000 decrease in the Bank's interest income on certificates of deposit was driven by a decrease of $147,000 due to the decrease in average certificates of deposit outstanding, which was partially offset by an increase of $15,000 due to the increase in average interest rates paid on certificates of deposit. The $3,414,000 increase in the Bank’s interest income on investment securities was driven by an increase of $2,773,000 due to an increase in interest rates and an increase of $641,000 driven by increased investment securities balances outstanding. The $543,000 increase in the Bank's interest expense on deposits was primarily driven by an increase of $568,000 due to increases in interest rates, which was partially offset by a decrease of $25,000 due to a decrease in average time certificates balances outstanding.  See “Analysis of Changes in Interest Income and Interest Expense” in this Annual Report on Form 10-K for the effects of interest rates and loan/deposit volume on net interest income.

The FRB influences the general market rates of interest, including the deposit and loan rates offered by many financial institutions. Our loan portfolio is significantly affected by changes in the prime interest rate. As of December 31, 2024, the prime rate was 7.50%.  The prime rate decreased several times beginning in September 2025, decreasing to 6.75% as of December 31, 2025.

As of December 31, 2024, the target range for the federal funds rate was 4.25% to 4.50%. During 2025 the FRB cut interest rates in each of September, October and December. As of December 31, 2025, the target rate for the federal funds rate was 3.50% to 3.75%. For additional information, see “The Bank is Subject to Interest Rate Risk” and “Beginning in 2021, the U.S. Economy Began to Reflect Relatively Rapid Rates of Increase in the Consumer Price Index and Other Economic Indices; a Prolonged Elevated Rate of Inflation Could Present Risks for the U.S. Banking Industry and Our Business”, in “Risk Factors” (Item 1A) of this Annual Report on Form 10-K.

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

Interest income on loans for 2025 was up 4.7% from 2024, increasing from $55,389,000 to $57,999,000. The increase in interest income on loans was primarily due to higher yields earned on newly originated loans and loans repricing at higher rates coupled with a 0.3% increase in average balance of loans.

Interest income on interest-bearing due from banks for 2025 was down 34.0% from 2024, decreasing from $6,477,000 to $4,273,000. The decrease in interest income on interest-bearing due from banks was the result of a 17.0% decrease in average balances of interest-bearing due from banks coupled with a 109 basis point decrease in yield on interest-bearing due from banks.

Interest income on certificates of deposit for 2025 was down 18.2% from 2024, decreasing from $724,000 to $592,000. The decrease in interest income on certificates of deposit was primarily due to a 19.9% decrease in average balances of certificates of deposit, which was partially offset by an 9 basis point increase in yield on certificates of deposit.

Interest income on investment securities for 2025 was up 22.7% from 2024, increasing from $15,011,000 to $18,425,000. The increase in interest income on investment securities was the result of a 3.9% increase in average investment securities volume coupled with a 46 basis point increase in investment securities yields. The Bank deployed excess liquidity into the investment portfolio over the course of 2025 at higher reinvestment rates. Investment securities yields were 3.00% and 2.54% for 2025 and 2024, respectively.

Interest expense on interest-bearing liabilities for 2025 was up 3.8% from 2024, increasing from $14,292,000 to $14,835,000. The increase in interest expense on interest-bearing liabilities was the result of a 2.4% increase in interest-bearing liabilities coupled with a 2 basis point increase in interest rates paid on interest-bearing liabilities.

The mix of deposits for the previous three years was as follows (dollars in thousands):

	2025		2024		2023

	Average		Average		Average
	Balance	Percent	Balance	Percent	Balance	Percent

Non-interest-Bearing Demand	$649,590	38.7%	$701,685	41.1%	$736,838	41.9%

Interest-Bearing Demand (NOW)	429,649	25.6%	417,373	24.5%	467,660	26.6%

Savings and MMDAs	457,453	27.3%	435,160	25.5%	454,854	25.9%

Time	140,550	8.4%	152,285	8.9%	97,639	5.6%

Total	$1,677,242	100.0%	$1,706,503	100.0%	$1,756,991	100.0%

The Bank’s net interest margin (net interest income divided by average earning assets) was 3.77% in 2025 and 3.60% in 2024. The net interest spread (average yield earned on interest-earning assets less the average rate paid on interest-bearing liabilities) was 3.16% in 2025 and 2.98% in 2024. The 18 basis point increase in net spread in 2025 over 2024 was due to an overall increase in interest rates on earning assets, which was partially offset by an overall increase in interest rates on deposits.

Provision for Credit Losses

The provision for credit losses is established by charges to earnings on management’s evaluation of expected losses on the loan portfolio.  Based on this evaluation, the Company recorded no provision for credit losses in 2025 and a reversal of provision for credit losses of $250,000 in 2024. No provision for credit losses was recorded in 2025 primarily due to positive trends in gross domestic product and single-family home prices, coupled with an overall decrease in loss rates and improvements in risk factors. The reversal of provision for credit losses in 2024 was primarily due to a decrease in loans outstanding and a decrease in unfunded commitments. The ratio of the Allowance for Credit Losses to total loans at December 31, 2025 was 1.36% compared to 1.49% at December 31, 2024.  The ratio of the Allowance for Credit Losses to total non-accrual loans and loans past due 90 days or more, net of guarantees was 285.7% at December 31, 2025, compared to 143.5% at December 31, 2024.

Non-Interest Income and Expenses

Non-interest income consisted primarily of service charges on deposit accounts, net realized losses on sale of available-for-sale securities, net realized gains on sales of loans held-for-sale, debit card income and other income. Non-interest income increased to $6,097,000 in 2025 from $6,019,000 in 2024, representing an increase of $78,000, or 1.3%.

Non-interest expenses consisted primarily of salaries and employee benefits, occupancy and equipment expense, data processing expense, amortization of core deposit intangible and other expenses.  Non-interest expenses increased to $46,164,000 in 2025 from $42,789,000 in 2024, representing an increase of $3,375,000, or 7.9%.

Following is an analysis of the increase or decrease in the components of non-interest expenses (dollars in thousands) during the periods specified:

	2025 over 2024

	Amount	Percent

Salaries and Employee Benefits	$1,525	6.4%
Occupancy and Equipment	331	7.0%
Data Processing	349	8.3%
Stationery and Supplies	26	8.3%
Advertising	31	6.7%
Directors Fees	(9)	(2.9)%
Amortization of core deposit intangible	(89)	(10.9)%
Other Expense	1,211	15.0%

Total	$3,375	7.9%

The increase in salaries and employee benefits in 2025 was primarily due to a 4.1% increase in regular salaries, 47.4% increase in contingent compensation, and 42.1% increase in group insurance, partially offset by a 24.5% decrease in commissions.  The increase in regular salaries, contingent compensation, and group insurance was primarily due to an increase in full-time equivalent employees and increased costs of insurance provided to employees.  The decrease in commissions was primarily due to a decrease in mortgage loan production volumes and deposit growth. The increase in occupancy and equipment was primarily due to an increase in service contracts related to upgrades to certain facilities coupled with the overall maintenance of facilities.  The increase in data processing was primarily due to an increase in costs of service contracts.  The increase in other expenses was primarily due to a 257.2% increase in legal fees, 84.5% increase in amortization expense on housing tax credits, 19.3% increase in contributions, and 16.3% increase in accounting and audit fees.  The increase in legal fees is primarily due to general corporate matters and legal services rendered relating to the creation of the Company's new stock incentive plan and new employee stock purchase plan.

Income Taxes

The provision for income taxes is primarily affected by the tax rate, the level of earnings before taxes and the level of tax-exempt income.  In 2025, tax expense decreased to $6,277,000 from $7,806,000 in 2024, due to the execution of a tax planning strategy that involved purchasing investment tax credits under the Inflation Reduction Act of 2022 tied to alternative energy projects.  The investment tax credits were acquired at a discount and recognized as a reduction to income tax expense in 2025.  Non-taxable municipal bond income was $1,642,000 and $1,216,000 for the years ended December 31, 2025 and 2024, respectively.

Liquidity

Liquidity is defined as the ability to generate cash at a reasonable cost to fulfill lending commitments and support asset growth, while satisfying the withdrawal demands of deposit customers and any debt repayment requirements.  The Bank’s principal sources of liquidity are core deposits and loan and investment payments and proceeds of sale and prepayments.  Providing secondary sources of liquidity are excess reserves at the Federal Reserve Bank and the available-for-sale investment portfolio. The Company held $119,306,000 in excess reserves at the Federal Reserve Bank and $617,243,000 total investment securities at December 31, 2025.  Under certain deposit, borrowing, and other arrangements, the Company must hold and pledge investment securities as collateral. At December 31, 2025, such collateral requirements totaled approximately $95,479,000. As a smaller source of liquidity, the Bank can utilize existing credit arrangements.

The Company’s primary source of liquidity on a stand-alone basis is dividends from the Bank.  As discussed in Part I (Item 1) of this Annual Report on Form 10-K, dividends from the Bank are subject to regulatory and corporate law restrictions.

Liquidity risk can result from the mismatching of asset and liability cash flows, or from disruptions in the financial markets. The Bank experiences seasonal swings in deposits, which can impact liquidity.  Management has sought to address these seasonal swings by scheduling investment maturities and developing seasonal credit arrangements with the FHLB, Federal Reserve Bank and Federal Funds lines of credit with correspondent banks. The Company maintains short-term unsecured lines of credit with other banks which totaled $130,000,000 at December 31, 2025.  Additionally, the Company has a line of credit with the FHLB, with a remaining borrowing capacity at December 31, 2025 of $390,191,000; credit availability is subject to certain collateral requirements.

In addition, the ability of the Bank’s real estate department to originate and sell loans into the secondary market has provided another tool for the management of liquidity.  As of December 31, 2025, the Company has not created any special purpose entities to securitize assets or to obtain off-balance sheet funding.

The liquidity position of the Bank is managed daily, thus enabling the Bank to adapt its position according to market fluctuations.  Liquidity is measured by various ratios, the most common of which is the ratio of net loans (including loans held-for-sale) to deposits.  This ratio was 62.6% on December 31, 2025, and 61.6% on December 31, 2024.  The Bank’s ratio of core deposits to total assets was 85.0% and 87.0% for the years ended December 31, 2025 and December 31, 2024, respectively.  Core deposits include demand deposits, interest-bearing transaction deposits, savings and money market deposit accounts, and non-brokered time deposits of $250,000 or less.  Core deposits are important in maintaining a strong liquidity position as they represent a stable and relatively low-cost source of funds.  Management believes that the Bank’s liquidity position was adequate in 2025.  This is best illustrated by the change in the Bank’s net non-core ratio, which explains the degree of reliance on non-core liabilities to fund long-term assets.  At December 31, 2025, the Bank’s net core funding dependence ratio, the difference between non-core funds, time deposits $250,000 or more and brokered time deposits under $250,000, and short-term investments to long-term assets, was (7.38)% as of December 31, 2025, and (5.17%) as of December 31, 2024.  This ratio indicated that, at December 31, 2025, the Bank did not significantly rely upon non-core deposits and borrowings to fund the Bank’s long-term assets, namely loans and investments.  The Bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth.  The Bank also believes that its liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity.

Commitments

The following table details the amounts and expected maturities of commitments as of December 31, 2025 (amounts in thousands):

	Maturities by period
Commitments	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Commitments to extend credit
Commercial	$50,673	$32,326	$1,740	$10,899	$5,708
Commercial Real Estate	14,064	4,220	666	—	9,178
Agriculture	13,250	9,170	912	525	2,643
Residential Construction	14,286	3,217	9,645	—	1,424
Consumer	39,033	13,790	5,629	5,689	13,925
Standby Letters of Credit	1,038	1,038	—	—	—
Total	$132,344	$63,761	$18,592	$17,113	$32,878

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

Financial instruments, whose contract amounts represent credit risk at December 31 of the indicated years, were as follows (amounts in thousands):

	2025	2024

Undisbursed loan commitments	$131,306	$140,092
Standby letters of credit	1,038	922

	$132,344	$141,014

Our liquidity position is continuously monitored and adjustments are made to balance between sources and uses of funds as deemed appropriate.  The Bank believes that it has the means to provide adequate liquidity for funding normal operations in 2026.

Capital

The Company believes a strong capital position is essential to the Company’s continued growth and profitability.  A solid capital base provides depositors and shareholders with a margin of safety, while allowing the Company to take advantage of profitable opportunities, support future growth and provide protection against any unforeseen losses.

At December 31, 2025, stockholders’ equity totaled $212.0 million, an increase of $35.7 million from $176.3 million at December 31, 2024.  The increase in 2025 was primarily due to net income of $21.0 million and a decrease in accumulated other comprehensive loss, net of $18.4 million. Also affecting capital in 2025 were stock repurchases totaling $4.7 million and paid-in capital in the amount of $0.9 million resulting from employee stock purchases and stock plan accruals.

On March 27, 2024, the Company approved a stock repurchase program effective May 1, 2024.  The stock repurchase program, which remains in effect until April 30, 2026 unless terminated sooner, allows for repurchases by the Company in an aggregate amount of no more than 6% of the Company’s 17,144,680 outstanding shares of common stock as of March 21, 2024.  This represented total shares of 1,028,679 eligible for repurchase at May 1, 2024. The total number of shares outstanding and shares eligible for repurchase has been adjusted to give retroactive effect to stock dividends and stock splits, including the 5% stock dividend declared on January 22, 2026, payable on March 25, 2026 to shareholders of record as of February 27, 2026.  The Company repurchased 452,589 shares (adjusted for stock dividends) of the Company's outstanding common stock during the year ended December 31, 2025, and 147,142 shares remained available for repurchase under the stock repurchase program at December 31, 2025. The purpose of the stock repurchase program was to give management the ability to manage capital and create liquidity for shareholders who want to sell their stock.  Management believed that the stock repurchase program was a prudent use of excess capital.

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

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Management’s Report

FIRST NORTHERN COMMUNITY BANCORP AND SUBSIDIARY

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of First Northern Community Bancorp and subsidiary (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2025.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”).  The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and (iii) provide reasonable assurance regarding prevention, or timely detection and correction of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Under the supervision and with the participation of management, including the principal executive officer and principal financial officer, the Company conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management of the Company has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2025.

/s/ Jeremiah Z. Smith

Jeremiah Z. Smith
President/Chief Executive Officer/Director
(Principal Executive Officer)

/s/ Kevin Spink

Kevin Spink
Executive Vice President/Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

March 12, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of

First Northern Community Bancorp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of First Northern Community Bancorp and subsidiary (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses on Loans – Qualitative and Environmental Factors

Critical Audit Matter Description

As described in Notes 1 and 3 to the consolidated financial statements, the Company’s allowance for credit losses balance was $14.5 million as of December 31, 2025, and is estimated using relevant information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. The allowance for credit losses is a valuation account that is deducted from the loan’s amortized cost basis to present the net amount expected to be collected on the loans and is a material and complex estimate requiring significant management judgement in the estimation of expected lifetime losses within the loan portfolio at the balance sheet date.

We identified management’s estimation of qualitative and environmental factors within the calculation of the allowance for credit losses as a critical audit matter. To estimate expected losses the Company generally utilizes historical loss trends and the remaining contractual lives of the loan portfolio to determine estimated credit losses through a reasonable and supportable forecast period. The qualitative and environmental factors are used to adjust the allowance for credit losses model forecasts for inherent limitations or biases that have been identified through independent validation and back-testing of model performance to actual realized results. Qualitative and environmental factors also consider the impact of portfolio concentrations, changes in underwriting practices, imprecision of economic forecasts, and other risk factors that might influence the Company’s loss estimation process. Auditing management’s judgements regarding the qualitative and environmental factors applied to the allowance for credit losses involved a high degree of subjectivity.

How We Addressed the Matter in Our Audit

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. Our audit procedures related to the allowance for credit losses included the following, among others:

●

Tested the mathematical accuracy and computation of the allowance for credit losses on loans, including the mathematical accuracy of the application of the qualitative and environmental factor adjustments used in the calculation.

●	Performed an independent sensitivity analysis to evaluate the reasonableness of the qualitative and environmental factors used by management.

●

Obtained management’s analysis and supporting documentation related to the qualitative and environmental factors and tested whether the qualitative and environmental factors used in the calculation of the allowance for credit losses are supported by the documentation provided by management.

/s/ BAKER TILLY US, LLP

Sacramento, California

March 12, 2026

We have served as the Company’s auditor since 2006.

FIRST NORTHERN COMMUNITY BANCORP

AND SUBSIDIARY

Consolidated Balance Sheets

December 31, 2025 and 2024

(in thousands, except shares and share amounts)

	2025	2024
Assets
Cash and cash equivalents	$145,554	$119,448
Certificates of deposit	10,180	16,074
Investment securities – available-for-sale, at estimated fair value, net of allowance for credit losses of $0; amortized cost of $639,532 at December 31, 2025 and $682,346 at December 31, 2024	617,243	633,853
Loans – net of allowance for credit losses of $14,519 at December 31, 2025 and $15,885 at December 31, 2024	1,050,473	1,046,852
Stock in Federal Home Loan Bank and other equity securities, at cost	10,871	10,518
Premises and equipment, net	8,711	9,248
Other real estate owned	1,241	—
Intangible assets, net	4,332	3,321
Interest receivable and other assets	62,345	52,408

Total Assets	$1,910,950	$1,891,722

Liabilities and Stockholders’ Equity
Liabilities:
Deposits:
Demand	$632,128	$670,580
Interest-bearing transaction deposits	438,901	421,094
Savings and MMDAs	466,453	458,445
Time, $250,000 or less	88,031	108,598
Time, over $250,000	53,630	41,372

Total Deposits	1,679,143	1,700,089

Interest payable and other liabilities	19,789	15,301

Total Liabilities	1,698,932	1,715,390

Commitments and contingencies (Note 10 and 11)

Stockholders’ Equity:
Common stock, no par value; 32,000,000 shares authorized; 16,406,281 and 15,943,051 shares issued and outstanding at December 31, 2025 and 2024, respectively	134,566	127,902
Additional paid-in capital	977	977
Retained earnings	91,953	81,304
Accumulated other comprehensive loss, net	(15,478)	(33,851)
Total Stockholders’ Equity	212,018	176,332

Total Liabilities and Stockholders’ Equity	$1,910,950	$1,891,722

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

AND SUBSIDIARY

Consolidated Statements of Income

Years Ended December 31, 2025 and 2024

(in thousands, except per share amounts)

	2025	2024
Interest and dividend income:
Interest and fees on loans	$57,999	$55,389
Due from banks interest bearing accounts	4,865	7,201
Investment securities:
Taxable	16,783	13,795
Non-taxable	1,642	1,216
Other earning assets	1,018	1,051
Total interest and dividend income	82,307	78,652
Interest expense:
Time deposits over $250,000	1,443	1,045
Other deposits	13,317	13,247
FHLB advances	75	—
Total interest expense	14,835	14,292
Net interest income	67,472	64,360
Reversal of provision for credit losses	—	(250)
Net interest income after reversal of provision for credit losses	67,472	64,610
Non-interest income:
Service charges on deposit accounts	1,684	1,718
Losses on sales/calls of available-for-sale securities	(199)	(234)
Gains on sales of loans held-for-sale	45	52
Debit card income	2,711	2,762
Other income	1,856	1,721
Total non-interest income	6,097	6,019
Non-interest expenses:
Salaries and employee benefits	25,375	23,850
Occupancy and equipment	5,067	4,736
Data processing	4,573	4,224
Stationery and supplies	339	313
Advertising	491	460
Director fees	300	309
Amortization of core deposit intangible	731	820
Other expense	9,288	8,077
Total non-interest expenses	46,164	42,789
Income before provision for income tax	27,405	27,840
Provision for income tax	6,277	7,806
Net income	$21,128	$20,034
Basic income per share	$1.30	$1.20
Diluted income per share	$1.27	$1.19

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

Years Ended December 31, 2025 and 2024

(in thousands)

	2025	2024
Net income	$21,128	$20,034
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities arising during the current period, net of tax effect of $7,757 and ($224) for the years ended December 31, 2025 and 2024, respectively	18,248	(546)
Reclassification adjustment due to losses realized on sales of securities, net of tax effect of $59 and $67 for the years ended December 31, 2025 and 2024, respectively	140	167
Officers’ retirement plan equity adjustments, net of tax effect of $4 and $116 for the years ended December 31, 2025 and 2024, respectively	14	277
Directors’ retirement plan equity adjustments, net of tax effect of ($13) and ($8) for the years ended December 31, 2025 and 2024, respectively	(29)	(22)
Total other comprehensive income (loss), net of tax effect of $7,807 and ($49) for the years ended December 31, 2025 and 2024, respectively	18,373	(124)
Comprehensive income	$39,501	$19,910

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

AND SUBSIDIARY

Consolidated Statement of Stockholders’ Equity

Years Ended December 31, 2025 and 2024

(in thousands, except share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amounts	Capital	Earnings	Income/(Loss)	Total
Balance at December 31, 2023	15,482,332	$123,235	$977	$68,760	$(33,727)	$159,245
Net income				20,034		20,034
Other comprehensive loss, net of tax					(124)	(124)
Stock dividend adjustment	2,671	325		(325)		—
5% stock dividend declared in 2025	759,192	7,158		(7,158)		—
Cash in lieu of fractional shares	(148)			(7)		(7)
Stock-based compensation		846				846
Common shares issued related to restricted stock grants and ESPP, net of restricted stock forfeited	77,816	102				102
Stock options exercised, net	10,259	—				—
Stock repurchase and retirement	(389,071)	(3,764)				(3,764)
Balance at December 31, 2024	15,943,051	$127,902	$977	$81,304	$(33,851)	176,332
Net income				21,128		21,128
Other comprehensive income, net of tax					18,373	18,373
Stock dividend adjustment	(616)	352		(352)		—
5% stock dividend declared in 2026	781,251	10,119		(10,119)		—
Cash in lieu of fractional shares	(129)			(8)		(8)
Stock-based compensation		849				849
Common shares issued related to restricted stock grants and ESPP, net of restricted stock forfeited	80,306	93				93
Stock options exercised, net	27,098	—				—
Stock repurchase and retirement	(424,680)	(4,749)				(4,749)
Balance at December 31, 2025	16,406,281	$134,566	$977	$91,953	$(15,478)	$212,018

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years Ended December 31, 2025 and 2024

(in thousands)

	2025	2024
Cash flows from operating activities:
Net income	$21,128	$20,034
Adjustments to reconcile net income to net cash provided by operating activities:
Reversal of provision for credit losses	—	(250)
Amortization of core deposit intangible	731	820
Stock-based compensation	849	846
Depreciation and amortization of bank premises and equipment	996	1,057
Accretion and amortization of investment securities premiums and discounts, net	(1,392)	230
Net loss on sales/calls of available-for-sale securities	199	234
Gain on sale of loans held-for-sale	(45)	(52)
(Benefit) provision for deferred income taxes	(355)	603
Proceeds from sales of loans held-for-sale	3,163	4,590
Originations of loans held-for-sale	(3,118)	(4,538)
Increase in deferred loan origination costs, net	(591)	(64)
Amortization of operating lease right-of-use asset	925	918
Gain on tax credit purchase	(1,215)	—
Purchase of tax credit	(14,218)	—
Increase in interest receivable and other assets	(6,044)	(412)
Increase (decrease) in interest payable and other liabilities	5,885	(4,479)
Net cash provided by operating activities	6,898	19,537
Cash flows from investing activities:
Proceeds from maturities of available-for-sale securities	60,170	85,775
Proceeds from sales of available-for-sale securities	31,875	6,563
Principal repayments on available-for-sale securities	86,436	75,500
Purchase of available-for-sale securities	(134,474)	(230,334)
Proceeds from maturities of certificates of deposit	7,064	9,336
Purchases of certificates of deposit	(1,170)	(5,700)
Purchases of stock in Federal Home Loan Bank and other equity securities, at cost	(353)	—
Net (increase) decrease in loans	(3,030)	5,927
Purchases of bank premises and equipment, net	(1,700)	(343)
Net cash provided by (used in) investing activities	44,818	(53,276)
Cash flows from financing activities:
Net (decrease) increase in deposits	(20,946)	7,645
FHLB advances	20,000	—
FHLB repayments	(20,000)	—
Cash dividends paid in lieu of fractional shares	(8)	(7)
Common stock issued	93	102
Repurchases of common stock	(4,749)	(3,764)
Net cash (used in) provided by financing activities	(25,610)	3,976
Net increase (decrease) in cash and cash equivalents	26,106	(29,763)
Cash and cash equivalents at beginning of year	119,448	149,211
Cash and cash equivalents at end of year	$145,554	$119,448

Supplemental Consolidated Statements of Cash Flows Information (Note 20)

See accompanying notes to consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

AND SUBSIDIARY

Notes to Consolidated Financial Statements

Years Ended December 31, 2025 and 2024

(dollar in thousands, except shares and share amounts)

(1)	Summary of Significant Accounting Policies

First Northern Community Bancorp (the “Company”) is a bank holding company whose only subsidiary, First Northern Bank of Dixon (“Bank”), a California state-chartered bank, conducts general banking activities, including collecting deposits and originating loans, and serves Solano, Yolo, Sacramento, Placer, El Dorado, Glenn, and Colusa Counties.  All intercompany transactions between the Company and the Bank have been eliminated in consolidation.  The consolidated financial statements also include the accounts of Yolano Realty Corporation, a wholly-owned subsidiary of the Bank.  Yolano Realty Corporation was formed in September 2009 for the purpose of managing selected other real estate owned properties. Yolano Realty Corporation was an inactive subsidiary in 2025.

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

Revision of Prior Period Financial Information

During the preparation of the Consolidated Financial Statements for the year ended December 31, 2025, management identified and corrected an error in its prior period Consolidated Financial Statements related to the classification of certain deposits between Demand deposits and Interest-bearing transaction deposits.  As a result, the Company revised its Consolidated Balance Sheet for the year ended December 31, 2024, with a decrease in Demand deposits of $44,844 and a corresponding increase in Interest-bearing transaction deposits of $44,844.  Management evaluated the materiality of the revision from a quantitative and qualitative perspective and concluded that the revision is immaterial to the Consolidated Financial Statements.  This reclassification revision had no impact on the Company’s Total Deposits as previously reported.  The revision also had no impact on the Consolidated Statements of Income, Comprehensive Income, Stockholders’ Equity or Cash Flows.

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

For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more likely than not that it will be required to sell, the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, an allowance for credit losses is recorded to bring the security's amortized cost basis down to fair value. For debt securities available-for-sale that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any unrealized losses that have not been recorded through an allowance for credit losses is recognized in other comprehensive income.

Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable on available-for-sale debt securities is excluded from the estimate of credit losses. Accrued interest receivable on available-for-sale debt securities totaled $2,787 and $2,785 as of December 31, 2025 and December 31, 2024, respectively, and is included in interest receivable and other assets on the Consolidated Balance Sheets.

(c)	Federal Home Loan Bank Stock and Other Equity Securities, at Cost

The Bank is a member of the Federal Home Loan Bank of San Francisco ("FHLB") and is required to obtain and hold a specific number of shares of capital stock of the FHLB. FHLB stock represents an equity interest that does not have a readily determinable fair value because its ownership is restricted and it lacks a market (liquidity).  FHLB stock and other equity securities are recorded at cost and evaluated for impairment as of each reporting period.

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

The allowance for credit losses (ACL) is a valuation account that is deducted from the loan's amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the allowance when management believes the recorded loan balance is confirmed as uncollectible. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off. The Company measures its ACL using the current expected credit loss (CECL) methodology in accordance with Accounting Standards Codification Topic 326, Financial Instruments - Credit Losses (Topic 326).

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

Accrued interest receivable on loans is not included in the calculation of the ACL. Accrued interest receivable on loans totaled $4,561 and $4,875 as of December 31, 2025 and December 31, 2024, respectively, and is included in interest receivable and other assets on the Consolidated Balance Sheets.

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

In Years
Buildings and improvements	15 - 50
Furniture and equipment	3 - 10

(g)	Other Real Estate Owned

Other real estate acquired by foreclosure is carried at fair value less estimated selling costs.  Prior to foreclosure, the value of the underlying loan is written down to the fair value of the real estate to be acquired by a charge to the ACL, if necessary.  Fair value of other real estate owned is generally determined based on an appraisal of the property.  Any subsequent operating expenses or income, reduction in estimated values and gains or losses on disposition of such properties are included in other operating expenses.

Gain recognition on the disposition of real estate is dependent upon the transaction meeting certain criteria relating to the nature of the property sold and the terms of the sale.  Under certain circumstances, revenue recognition may be deferred until these criteria are met.

The Bank held other real estate owned (“OREO”) totaling $1,241 and $0 as of December 31, 2025 and 2024 , respectively.  OREO as of December 31, 2025 represented land, transferred from premises and equipment, that the Company determined is no longer intended for future development and is actively marketing it for sale.  No impairment loss was recognized during the twelve months ended December 31, 2025.

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

(i)	Intangible Assets

Intangible assets represent the estimated fair value of the core deposit relationships acquired in a 2023 business combination less accumulated depreciation and other intangible assets.  Core deposit intangibles are being amortized using the accelerated amortization method over an estimated life of ten years from the date of acquisition.  Core deposit intangibles are evaluated on an annual basis for any events that would indicate impairment.  Core deposit intangibles could also be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value below its carrying amount.  Management performed an assessment of the core deposit intangible as of December 31, 2025 and noted no triggering events that would indicate impairment.  Other intangible assets represent a customer-related intangible asset acquired and recorded at fair value during 2025.  See Note 6 of Notes to Consolidated Financial Statements.

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

The following are descriptions of the Company’s sources of Non-interest income within the scope of the FASB's Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (Topic 606):

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

The Company recognizes an asset for the fair value of the rights to service loans for others when loans are sold on a servicing-retained basis.  The Company sold substantially all of its conforming long-term residential mortgage loans originated during the years ended December 31, 2025 and 2024, for cash proceeds equal to the fair value of the loans.

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

	2025	2024
Constant prepayment rate	7.53%	6.76%
Discount rate	9.50%	10.00%
Weighted average life (years)	7.24	7.55

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

(n)	Stock Based Compensation

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

Advertising costs were $491 and $460 for the years ended December 31, 2025 and 2024, respectively.  Advertising costs are expensed as incurred.

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

On January 23, 2025, the Company announced that its Board of Directors had declared a 5% stock dividend which resulted in approximately 758,576 shares, which were paid on March 25, 2025 to shareholders of record as of February 28, 2025.  On January 22, 2026, the Company announced that its Board of Directors had declared a 5% stock dividend which will result in approximately 781,251 shares, which will be paid on March 25, 2026 to shareholders of record as of February 27, 2026.

Data for earnings per share and stock compensation plans for all periods presented have been adjusted to give retroactive effect to stock dividends and stock splits, including the 5% stock dividend declared on January 22, 2026.   December 31, 2025 figures included in the Consolidated Balance Sheets and Consolidated Statement of Stockholders’ Equity have been adjusted to reflect the estimated impact of the 2026 stock dividend.  Figures that have been adjusted include common stock shares issued and outstanding, common stock balance and retained earnings balance.  The December 31, 2024 and 2023 balances included in the Consolidated Balance Sheets and Statement of Stockholders’ Equity have not been adjusted to retroactively reflect the stock dividends, but instead show the historical rollforward of stock dividends declared.

(s)	Segment Reporting

The Company is a holding company for a community bank, which offers a wide array of products and services to its customers. The Bank's primary business is that of a traditional banking institution, gathering deposits and originating loans in its respective primary market areas. Pursuant to its banking strategy, emphasis is placed on building relationships with its customers, as opposed to building specific lines of business. As a result, the Company is not organized around discernible lines of business and prefers to work as an integrated unit to customize solutions for its customers, with business line emphasis and product offerings changing over time as needs and demands change. The Company's operations are managed, and financial performance is evaluated, by our chief operating decision maker on a Company-wide basis. The performance of the Company is reviewed monthly by the Company's executive management and Board of Directors. As resource allocation and performance decisions are not made based on discrete financial information of individual lines of business, the Company considers its current business and operations as a single reportable operating segment. See Note 23 of Notes to Consolidated Financial Statements.

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

Goodwill and intangible assets acquired in a business combination and that are determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exist that indicate the necessity for such impairment tests to be performed. The Company has no goodwill arising from business combinations. The Company recognized a bargain purchase gain arising from business combinations in 2023. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Core deposit intangible assets arising from business combinations are amortized on an accelerated basis reflecting the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. The total estimated life of the core deposit intangible is approximately 10 years.  Other intangible assets represent a customer-related intangible asset acquired and recorded at fair value.  The total estimated life of the customer-related intangible asset is approximately 5 years.

(u)	Impact of Recently Issued Accounting Standards

Accounting Standards Adopted in 2025

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. Among other things, these amendments provide additional transparency into an entity’s income tax disclosures primarily related to the rate reconciliation and income taxes paid information. The standard requires that public business entities disclose, on an annual basis, specific categories in the rate reconciliation and additional information for reconciling items meeting a certain quantitative threshold. The amendments also require that entities disclose on an annual basis: 1) income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes and 2) the income taxes paid (net of refunds received) disaggregated by individual jurisdictions exceeding 5% of total income taxes paid (net of refunds received). The amendments are effective for public business entities for annual periods beginning after December 15, 2024. The Company adopted this ASU retrospectively.  Adoption of this ASU did not have a material impact on the Company's consolidated financial statements.  For additional information, see Note 18 to the Consolidated Financial Statements in this Form 10-K.

In March 2024, the FASB issued guidance within ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards. The amendments in the ASU apply to companies that provide employees and non-employees with profits interest and similar awards to align compensation with a company’s operating performance and provide those holders with the opportunity to participate in future profits and/or equity appreciation of the company. The purpose of the ASU is to clarify the application of the scope guidance in Accounting Standards Codification (ASC) paragraph 718-10-15-3 in determining if a profit interest award should be accounted for in accordance with Topic 718: Compensation—Stock Compensation. The amendment in ASC paragraph 718-10-15-3 is solely intended to improve the overall clarity and does not change the guidance. The ASU is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. If a company adopts the amendments in an interim period, it should adopt them as of the beginning of the annual period that includes the interim period. The amendments should be applied either (1) retrospectively to all prior periods presented in the financial statements or (2) on a prospective basis. Adoption of this ASU did not have a material impact on the Company’s consolidated financial statements, as the Company does not typically provide these types of awards.  For additional information, see Note 15 to the Consolidated Financial Statements in this Form 10-K.

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

In November 2025, the FASB issued ASU 2025-08, Financial Instruments - Credit Losses (Topic 326): Purchased Loans.  This ASU expands the population of acquired financial assets accounted for using the gross-up approach.  Acquired loans (excluding credit cards) are deemed purchased seasoned loans and accounted for using the gross-up approach upon acquisition if criteria established by the new guidance are met. This change aims to enhance comparability, consistency, and better reflect the economics of acquiring financial assets.  This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods.  Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance.  The Company is evaluating the accounting and disclosure requirements of this update and the impact of adopting the new guidance on the consolidated financial statements.

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements.  This ASU enables entities to apply hedge accounting to a greater number of highly effective economic hedges in the following five areas:  similar risk assessment for cash flow hedges, hedging forecasted interest payments on choose-your-rate debt instruments, cash flow hedges of nonfinancial forecasted transactions, net written options as hedging instruments, foreign-currency-denominated debt instrument as hedging instrument and hedged item (dual hedge).  This ASU is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods.  Early adoption is permitted on any date on or after the issuance of ASU No. 2025-09.  The Company is evaluating the accounting and disclosure requirements of this update and the impact of adopting the new guidance on the consolidated financial statements.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements.  This ASU does not change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements.  The amendments in this ASU:  clarify that the guidance in Topic 270 applies to all entities that provide interim financial statements and notes in accordance with GAAP; create a comprehensive list in FASB Accounting Standards Codification Topic 270 of interim disclosures that are required in interim financial statements and notes in accordance with GAAP; incorporate a disclosure principle, which is modeled after previous SEC guidance, that requires entities to disclose events and changes that occur after the end of the most recent fiscal year that have a material impact on the entity; and improve guidance about information included in and the format of interim financial statements.  The amendments in this ASU are effective for pubic business entities for interim periods within annual periods beginning after December 15, 2027.  Early adoption is permitted for all entities. The amendments can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements.  The Company is evaluating the disclosure requirements of this update and the impact of adopting the new guidance on the consolidated financial statements.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements.  The amendments in this ASU update the FASB ASC for a broad range of Topics arising from technical corrections, unintended application of the ASC, clarifications, and other minor improvements.  The amendments in this ASU, which addresses 33 issues, affect a wide variety of Topics in the ASC and apply to all reporting entities within the scope of the affected accounting guidance.  The amendments in this ASU are effective for all entities for annual periods beginning after December 15, 2026, and interim periods within those annual periods.  Early adoption is permitted in both interim and annual periods in which financial statements have not yet been issued or made available for issuance.  The Company is evaluating the accounting and disclosure requirements of this update and the impact of adopting the new guidance on the consolidated financial statements.

(2)	Investment Securities

The amortized cost, unrealized gains and losses, estimated fair values and related allowance for credit losses on investments in debt and other securities at December 31, 2025 are summarized as follows:

	Amortized	Unrealized	Unrealized	Estimated fair
	cost	gains	losses	value	ACL
Investment securities available-for-sale:
U.S. Treasury securities	$87,578	$420	$(442)	$87,556	$—
Securities of U.S. government agencies and corporations	86,831	462	(1,949)	85,344	—
Obligations of states and political subdivisions	77,796	448	(3,241)	75,003	—
Collateralized mortgage obligations	103,364	155	(11,235)	92,284	—
Mortgage-backed securities	283,963	1,640	(8,547)	277,056	—

Total debt securities	$639,532	$3,125	$(25,414)	$617,243	$—

The amortized cost, unrealized gains and losses, estimated fair values and related allowance for credit losses on investments in debt and other securities at December 31, 2024 are summarized as follows:

	Amortized	Unrealized	Unrealized	Estimated fair
	cost	gains	losses	value	ACL
Investment securities available-for-sale:
U.S. Treasury securities	$107,188	$134	$(1,777)	$105,545	$—
Securities of U.S. government agencies and corporations	100,218	62	(4,596)	95,684	—
Obligations of states and political subdivisions	72,576	87	(5,072)	67,591	—
Collateralized mortgage obligations	113,641	5	(18,701)	94,945	—
Mortgage-backed securities	288,723	70	(18,705)	270,088	—

Total debt securities	$682,346	$358	$(48,851)	$633,853	$—

Gross realized gains from sales and calls of available-for-sale securities were $93 and $0 for the years ended December 31, 2025 and 2024, respectively.  Gross realized losses from sales of available-for-sale securities were $292 and $234 for the years ended December 31, 2025 and 2024, respectively.

The amortized cost and estimated fair value of debt and other securities at December 31, 2025, by contractual maturity, are shown in the following table:

	Amortized	Estimated
	cost	fair value

Maturity in years:
Due in one year or less	$49,807	$49,531
Due after one year through five years	118,999	117,517
Due after five years through ten years	38,904	38,235
Due after ten years	44,495	42,620
Subtotal	252,205	247,903
Mortgage-backed securities and Collateralized mortgage obligations	387,327	369,340
Total	$639,532	$617,243

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  In addition, factors such as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of December 31, 2025, follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
U.S. Treasury securities	$7,664	$(7)	$25,834	$(435)	$33,498	$(442)
Securities of U.S. government agencies and corporations	14,168	(46)	41,820	(1,903)	55,988	(1,949)
Obligations of states and political subdivisions	1,144	(1)	47,845	(3,240)	48,989	(3,241)
Collateralized mortgage obligations	13,402	(51)	58,408	(11,184)	71,810	(11,235)
Mortgage-backed securities	21,385	(33)	127,245	(8,514)	148,630	(8,547)

Total	$57,763	$(138)	$301,152	$(25,276)	$358,915	$(25,414)

Thirty securities, all considered investment grade, which had a fair value of $57,763 and a total unrealized loss of $138, have been in an unrealized loss position for less than twelve months as of December 31, 2025.  Three hundred forty-four securities, all considered investment grade, which had a fair value of $301,152 and total unrealized loss of $25,276, have been in an unrealized loss position for more than twelve months as of December 31, 2025.  The unrealized losses on the Company's investment securities were caused by market conditions for these types of investments, particularly changes in risk-free interest rates.  The decline in fair value is attributable to changes in interest rates and not credit quality, and the Company does not intend to sell the securities. The Company has concluded it is not more likely than not that the Company will be required to sell these securities prior to recovery of their anticipated cost basis. Therefore, as of December 31, 2025 and December 31, 2024, the Company had not recorded an allowance for credit losses on these securities and the unrecognized or unrealized losses on these securities have not been recognized into income.

The fair value of investment securities could decline in the future if the general economy deteriorates, inflation increases, credit ratings decline, the issuer's financial condition deteriorates, or the liquidity for securities declines. As a result, a credit loss may occur in the future.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of December 31, 2024, follows:

	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
U.S. Treasury Securities	$27,055	$(431)	$42,603	$(1,346)	$69,658	$(1,777)
Securities of U.S. government agencies and corporation	22,383	(471)	58,585	(4,125)	80,968	(4,596)
Obligations of states and political subdivision	33,078	(1,083)	29,025	(3,989)	62,103	(5,072)
Collateralized mortgage obligations	28,937	(1,860)	62,320	(16,841)	91,257	(18,701)
Mortgage-backed securities	110,599	(2,715)	143,892	(15,990)	254,491	(18,705)

Total	$222,052	$(6,560)	$336,425	$(42,291)	$558,477	$(48,851)

Investment securities carried at $95,479 and $53,589 at December 31, 2025 and 2024, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

(3)	Loans and Allowance for Credit Losses

The composition of the Company’s loan portfolio, by loan class, as of December 31, is as follows:

	2025	2024
Commercial	$146,178	$117,921
Commercial Real Estate	702,455	723,650
Agriculture	93,627	92,564
Residential Mortgage	100,684	105,886
Residential Construction	5,837	6,858
Consumer	15,478	15,716

	1,064,259	1,062,595
Allowance for credit losses	(14,519)	(15,885)
Deferred origination fees and costs, net	733	142

Loans, net	$1,050,473	$1,046,852

At December 31, 2025 and 2024, all loans were pledged under a blanket collateral lien to secure actual and potential borrowings from the Federal Home Loan Bank.

Allowance for Credit Losses

The following table summarizes the activity in the allowance for credit losses on loans which is recorded as a contra asset, and the reserve for unfunded commitments which is recorded on the Consolidated Balance Sheets within other liabilities as of December 31, 2025:

	Allowance for Credit Losses – Year ended December 31, 2025
	Beginning balance	Charge-offs	Recoveries	Provision (Recovery)	Ending Balance
Commercial	$1,622	$(648)	273	1,178	$2,425
Commercial Real Estate	10,245	(26)	—	(876)	9,343
Agriculture	1,555	(474)	—	(7)	1,074
Residential Mortgage	1,779	(5)	—	(769)	1,005
Residential Construction	433	—	—	(57)	376
Consumer	251	(19)	33	31	296
Allowance for credit losses on loans	15,885	(1,172)	306	(500)	14,519
Reserve for unfunded commitments	700	—	—	500	1,200
Total	$16,585	$(1,172)	$306	$—	$15,719

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

The Company utilizes three economic variables, forecasted unemployment, gross domestic product and single-family home prices, as loss drivers for its allowance for credit losses.  The Company recorded no provision expense for the year ended December 31, 2025, primarily due to positive trends in gross domestic product and single-family home prices, coupled with an overall decrease in forecasted loss rates and improvements in qualitative risk factors.  Management believes that the allowance for credit losses at December 31, 2025 appropriately reflected expected credit losses in the loan portfolio at that date.

Collateral-Dependent Loans

In accordance with ASC 326, a loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. All loans individually analyzed were collateral-dependent loans as of December 31, 2025 and December 31, 2024. The following table presents the amortized cost basis of collateral-dependent loans by class, which are individually evaluated to determine expected credit losses as of December 31, 2025 and December 31, 2024:

December 31, 2025

	Secured by 1-4 Family Residential Properties-1st lien	Secured by 1-4 Family Residential Properties-junior lien	Secured by 1-4 Family Residential Properties-revolving	Commercial	Construction and land development
Commercial	$—	$—	$—	$139	$—
Commercial Real Estate	—	—	—	—	—
Agriculture	—	—	—	—	—
Residential Mortgage	174	—	—	—	—
Residential Construction	—	—	—	—	—
Consumer	—	255	382	—	—
Total	$174	$255	$382	$139	$—

	Secured by farmland	Agriculture production loans	Loans secured by owner-occupied, nonfarm nonresidential properties	Loans secured by other nonfarm nonresidential properties	Total
Commercial	$—	$—	$—	$—	$139
Commercial Real Estate	—	—	—	657	657
Agriculture	662	3,761	—	—	4,423
Residential Mortgage	—	—	—	—	174
Residential Construction	—	—	—	—	—
Consumer	—	—	—	—	637
Total	$662	$3,761	$—	$657	$6,030

December 31, 2024

	Secured by 1-4 Family Residential Properties-1st lien	Secured by 1-4 Family Residential Properties-junior lien	Secured by 1-4 Family Residential Properties-revolving	Commercial	Construction and land development
Commercial	$—	$—	$—	$139	$—
Commercial Real Estate	—	—	—	—	—
Agriculture	—	—	—	—	—
Residential Mortgage	202	—	—	—	—
Residential Construction	—	—	—	—	—
Consumer	—	282	360	—	—
Total	$202	$282	$360	$139	$—

	Secured by farmland	Agriculture production loans	Loans secured by owner-occupied, nonfarm nonresidential properties	Loans secured by other nonfarm nonresidential properties	Total
Commercial	$—	$—	$—	$—	$139
Commercial Real Estate	—	—	—	7,993	7,993
Agriculture	740	1,496	—	—	2,236
Residential Mortgage	—	—	—	—	202
Residential Construction	—	—	—	—	—
Consumer	—	—	—	—	642
Total	$740	$1,496	$—	$7,993	$11,212

Foreclosure Proceedings

The Company had no residential real estate property in the process of foreclosure at December 31, 2025 and December 31, 2024.

Non-accrual and Past Due Loans

The Company’s loans by delinquency and non-accrual status, as of December 31, 2025 and December 31, 2024, was as follows:

	30-59 days Past Due & Accruing	60-89 days Past Due & Accruing	90 days or More Past Due & Accruing	Nonaccrual Loans	Total Past Due & Nonaccrual Loans	Current & Accruing Loans	Total Loans	Nonaccrual loans with No ACL
December 31, 2025
Commercial	$470	$597	$—	$139	$1,206	$144,972	$146,178	$139
Commercial Real Estate	231	—	—	657	888	701,567	702,455	657
Agriculture	—	1	—	4,423	4,424	89,203	93,627	4,423
Residential Mortgage	691	—	—	174	865	99,819	100,684	174
Residential Construction	—	—	—	—	—	5,837	5,837	—
Consumer	—	—	—	637	637	14,841	15,478	637
Total	$1,392	$598	$—	$6,030	$8,020	$1,056,239	$1,064,259	$6,030

December 31, 2024
Commercial	$2,287	$—	$—	$139	$2,426	$115,495	$117,921	$139
Commercial Real Estate	—	—	—	7,993	7,993	715,657	723,650	7,993
Agriculture	1,354	500	—	2,236	4,090	88,474	92,564	2,236
Residential Mortgage	749	—	—	202	951	104,935	105,886	202
Residential Construction	—	—	—	—	—	6,858	6,858	—
Consumer	—	10	—	642	652	15,064	15,716	642
Total	$4,390	$510	$—	$11,212	$16,112	$1,046,483	$1,062,595	$11,212

The Company recognized $421 and $450 of interest income on nonaccrual loans during the years ended  December 31, 2025 and December 31, 2024, respectively.

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

The amortized cost basis of loans that were experiencing both financial difficulty and modification during the year ended December 31, 2025 were as follows:

	Term Extension	Combination Term Extension and Interest Rate Reduction	Combination Term Extension and Payment Delay	Payment Delay	Total Class of Financing Receivable

Commercial	$399	$1,000	$73	$—	1.01%
Commercial Real Estate	1,456	—	—	—	0.21%
Agriculture	—	548	—	835	1.48%
Residential Mortgage	—	—	—	—	—
Residential Construction	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$1,855	$1,548	$73	$835	0.41%

The Company had no commitments to lend additional funds to borrowers whose loans were modified at December 31, 2025.

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

The following table presents the financial effect of the loan modifications to borrowers experiencing financial difficulty during the year ended December 31, 2025:

	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in months)
Commercial	0.50%	10
Commercial Real Estate	—	4
Agriculture	1.00%	36
Residential Mortgage	—	—
Residential Construction	—	—
Consumer	—	—
Total	0.68%	12

The following table presents the financial effect of the loan modifications to borrowers experiencing financial difficulty during the year ended December 31, 2024:

	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in months)
Commercial	3.00%	9
Commercial Real Estate	—	—
Agriculture	—	—
Residential Mortgage	—	—
Residential Construction	—	—
Consumer	—	—
Total	3.00%	9

Loans that were modified within the previous twelve months were current on payments as of   December 31, 2025. There were no loans modified within the previous twelve months and for which there was a payment default during the year ended December 31, 2025. Loans that were modified within the previous twelve months were current on payments as of December 31, 2024. There were no loans modified within the previous twelve months and for which there was a payment default during the year ended December 31, 2024.

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently become uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the ACL is adjusted by the same amount.

Credit Quality Indicators

All new loans are rated using the credit risk ratings and criteria adopted by the Company.  Risk ratings are adjusted as future circumstances warrant.  All credits risk rated 1, 2, 3, 4 or 5 equate to a Pass as indicated by Federal and State regulatory agencies; a 6 equates to a Special Mention; a 7 equates to Substandard; an 8 equates to Doubtful; and a 9 equates to a Loss.  General definitions for each risk rating are as follows:

Risk Rating “1” – Pass (Superior Quality):  A Superior asset is a loan that is secured by cash or properly margined marketable securities held by the Bank. A superior asset represents the highest quality currently and a negligible potential for future credit risk based on every measurement. Repayment capacity is unquestionable.

Risk Rating “2” – Pass (Excellent Quality):  An Excellent asset has minimal risk based on a conservatively structured balance sheet, well diversified revenue streams, low operating cost structure or low risk business model. Other risks that may impact credit quality are remote or absorbable by the Borrower with no meaningful impact on its financial condition. .

Risk Rating “3” – Pass (Good Quality):  A good asset is one that has a well-structured balance sheet relative to peers, a stable and consistent income stream and well managed cost structure. While credit risk is considered low, risks may be present that could cause a minor financial operational impact sometime in the future.

Risk Rating “4” – Pass (Acceptable Quality):  An acceptable asset is one that’s primary repayment source is satisfactory to cover debt service under normal conditions. Financial strength and flexibility are adequate; however, financial strength would likely be weakened during prolonged periods of adversity or with the emergence of one or more inherent risks.

Risk Rating “5” – Pass (Watch): A watch asset is one that reflects higher than acceptable risk; however, control features or other factors (e.g. structure, collateral and collateral monitoring, operational controls, including funds control, guarantors, etc.) mitigate inherent risks or other uncertainties that may otherwise warrant a more severe rating. Repayment capacity is generally adequate for debt service, but one or more factors or conditions exist that may result in repayment inadequacies.  These factors or conditions are expected to change within a reasonable amount of time.

Risk Rating “6” – Special Mention:  A Special Mention asset has potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution's credit position at some future date. Special Mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.

Risk Rating “7” – Substandard:  Substandard loans are inadequately protected by the current sound worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Risk Rating “8” – Doubtful: Loans classified Doubtful have all the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently known facts, conditions, and values, highly questionable and improbable.

Risk Rating “9” – Loss: Loans classified Loss are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value but rather it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

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

The following tables present the loan portfolio by loan class, origination year, and internal risk rating as of December 31, 2025 and December 31, 2024. Generally, existing term loans that were re-underwritten are reflected in the table in the year of renewal. Lines of credit that have a conversion feature at the time of origination, such as construction to permanent loans, are presented by year of origination. Revolving loans converted to term loans totaled $1,780 and $3,121 as of December 31, 2025 and December 31, 2024, respectively.

	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial
Pass	$53,724	$37,264	$9,628	$9,008	$4,473	$4,964	$24,740	$143,801
Special Mention	73	—	—	—	—	—	324	397
Substandard	45	83	1	44	—	635	1,172	1,980
Doubtful/Loss					—	—	—	—
Total Commercial loans	$53,842	$37,347	$9,629	$9,052	$4,473	$5,599	$26,236	$146,178
Year-to-date Charge-offs	—	(119)	(83)	—	(13)	—	(433)	(648)
Year-to-date Recoveries	—	1	256	—	—	16	—	273
Year-to-date Net Charge-offs	—	(118)	173	—	(13)	16	(433)	(375)

Commercial Real Estate
Pass	$48,023	$60,279	$109,879	$152,463	$158,456	$141,544	$373	$671,017
Special Mention	1,084	2,854	—	12,487	2,013	2,786	—	21,224
Substandard	372	—	657	3,415	—	5,770	—	10,214
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Commercial Real Estate loans	$49,479	$63,133	$110,536	$168,365	$160,469	$150,100	$373	$702,455
Year-to-date Charge-offs	—	—	(26)	—	—	—	—	(26)
Year-to-date Recoveries	—	—	—	—	—	—	—	—
Year-to-date Net Charge-offs	—	—	(26)	—	—	—	—	(26)

Agriculture
Pass	$11,029	$2,970	$3,426	$15,496	$17,593	$13,004	$19,121	$82,639
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	58	2,717	4,739	—	3,474	10,988
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Agriculture loans	$11,029	$2,970	$3,484	$18,213	$22,332	$13,004	$22,595	$93,627
Year-to-date Charge-offs	—	—	—	(176)	—	—	(298)	(474)
Year-to-date Recoveries	—	—	—	—	—	—	—	—
Year-to-date Net Charge-offs	—	—	—	(176)	—	—	(298)	(474)

	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2025
	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost Basis	Total
Residential Mortgage
Pass	$3,451	$4,755	$17,156	$22,718	$24,516	$27,642	$—	$100,238
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	270	32	144	—	446
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Residential Mortgage loans	$3,451	$4,755	$17,156	$22,988	$24,548	$27,786	$—	$100,684
Year-to-date Charge-offs	(5)	—	—	—	—	—	—	(5)
Year-to-date Recoveries	—	—	—	—	—	—	—	—
Year-to-date Net Charge-offs	(5)	—	—	—	—	—	—	(5)

Residential Construction
Pass	$1,665	$1,451	$1,176	$487	$1,058	$—	$—	$5,837
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Residential Construction loans	$1,665	$1,451	$1,176	$487	$1,058	$—	$—	$5,837
Year-to-date Charge-offs	—	—	—	—	—	—	—	—
Year-to-date Recoveries	—	—	—	—	—	—	—	—
Year-to-date Net Charge-offs	—	—	—	—	—	—	—	—

Consumer
Pass	$233	$59	$69	$1,063	$94	$376	$12,923	$14,817
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	661	661
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Consumer loans	$233	$59	$69	$1,063	$94	$376	$13,584	$15,478
Year-to-date Charge-offs	(16)	(3)	—	—	—	—	—	(19)
Year-to-date Recoveries	8	—	—	—	—	—	25	33
Year-to-date Net Charge-offs	(8)	(3)	—	—	—	—	25	14

Total Loans
Pass	$118,125	$106,778	$141,334	$201,235	$206,190	$187,530	$57,157	$1,018,349
Special Mention	1,157	2,854	—	12,487	2,013	2,786	324	21,621
Substandard	417	83	716	6,446	4,771	6,549	5,307	24,289
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Loans	$119,699	$109,715	$142,050	$220,168	$212,974	$196,865	$62,788	$1,064,259
Year-to-date Charge-offs	$(21)	$(122)	$(109)	$(176)	$(13)	$—	$(731)	$(1,172)
Year-to-date Recoveries	$8	$1	$256	$—	$—	$16	$25	$306
Year-to-date Net Charge-offs	$(13)	$(121)	$147	$(176)	$(13)	$16	$(706)	$(866)

	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Commercial
Pass	$36,065	$14,319	$11,885	$11,894	$3,442	$8,030	$27,272	$112,907
Special Mention	—	—	874	1,561	—	—	1,590	4,025
Substandard	227	—	—	32	471	—	259	989
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Commercial loans	$36,292	$14,319	$12,759	$13,487	$3,913	$8,030	$29,121	$117,921
Year-to-date Charge-offs	(47)	(508)	(224)	(5)	(163)	(9)	—	(956)
Year-to-date Recoveries	—	—	4	—	—	56	—	60
Year-to-date Net Charge-offs	(47)	(508)	(220)	(5)	(163)	47	—	(896)

Commercial Real Estate
Pass	$68,278	$113,937	$178,142	$160,484	$39,913	$121,862	$6,529	$689,145
Special Mention	2,909	—	—	7,156	—	5,737	—	15,802
Substandard	—	381	—	2,052	1,638	14,632	—	18,703
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Commercial Real Estate loans	$71,187	$114,318	$178,142	$169,692	$41,551	$142,231	$6,529	$723,650
Year-to-date Charge-offs	—	—	—	—	—	—	—	—
Year-to-date Recoveries	—	—	—	—	—	—	—	—
Year-to-date Net Charge-offs	—	—	—	—	—	—	—	—

Agriculture
Pass	$4,857	$6,562	$14,846	$17,245	$5,675	$10,252	$20,420	$79,857
Special Mention	—	—	3,884	5,477	726	—	300	10,387
Substandard	—	—	—	740	—	—	1,580	2,320
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Agriculture loans	$4,857	$6,562	$18,730	$23,462	$6,401	$10,252	$22,300	$92,564
Year-to-date Charge-offs	—	—	—	—	—	—	—	—
Year-to-date Recoveries	—	—	—	—	—	—	—	—
Year-to-date Net Charge-offs	—	—	—	—	—	—	—	—

	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2024
	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost Basis	Total
Residential Mortgage
Pass	$4,873	$20,162	$22,408	$26,123	$13,233	$18,886	$—	$105,685
Special Mention	—	—	—	—	—	—	—	—
Substandard	79	—	—	34	—	88	—	201
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Residential Mortgage loans	$4,952	$20,162	$22,408	$26,157	$13,233	$18,974	$—	$105,886
Year-to-date Charge-offs	—	—	—	—	—	—	—	—
Year-to-date Recoveries	—	—	—	—	—	—	—	—
Year-to-date Net Charge-offs	—	—	—	—	—	—	—	—

Residential Construction
Pass	$1,525	$2,117	$1,998	$1,218	$—	$—	$—	$6,858
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Residential Construction loans	$1,525	$2,117	$1,998	$1,218	$—	$—	$—	$6,858
Year-to-date Charge-offs	—	—	—	—	—	—	—	—
Year-to-date Recoveries	—	—	—	—	—	—	—	—
Year-to-date Net Charge-offs	—	—	—	—	—	—	—	—

Consumer
Pass	$212	$145	$1,129	$109	$122	$286	$13,071	$15,074
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	642	642
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Consumer loans	$212	$145	$1,129	$109	$122	$286	$13,713	$15,716
Year-to-date Charge-offs	(28)	—	—	—	—	—	—	(28)
Year-to-date Recoveries	10	—	—	—	—	3	—	13
Year-to-date Net Charge-offs	(18)	—	—	—	—	3	—	(15)

Total Loans
Pass	$115,810	$157,242	$230,408	$217,073	$62,385	$159,316	$67,292	$1,009,526
Special Mention	2,909	—	4,758	14,194	726	5,737	1,890	30,214
Substandard	306	381	—	2,858	2,109	14,720	2,481	22,855
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Loans	$119,025	$157,623	$235,166	$234,125	$65,220	$179,773	$71,663	$1,062,595
Year-to-date Charge-offs	$(75)	$(508)	$(224)	$(5)	$(163)	$(9)	$—	$(984)
Year-to-date Recoveries	$10	$—	$4	$—	$—	$59	$—	$73
Year-to-date Net Charge-offs	$(65)	$(508)	$(220)	$(5)	$(163)	$50	$—	$(911)

(4)	Mortgage Operations

The Company recognizes a gain or loss and a related asset for the fair value of the rights to service loans for others when loans are sold and servicing is retained.  The Company sold a substantial portion of its portfolio of conforming long-term residential mortgage loans originated during the year ended December 31, 2025 on a servicing retained basis, for cash proceeds equal to the fair value of the loans.  At December 31, 2025 and 2024, the Company serviced real estate mortgage loans for others totaling $162,644 and $174,464, respectively.

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

The following table summarizes the activity related to the Company’s mortgage servicing rights assets for the years ended December 31, 2025 and 2024.  Mortgage servicing rights are included in Interest Receivable and Other Assets on the Consolidated Balance Sheets.

	December 31, 2024	Additions	Reductions	December 31, 2025
Mortgage servicing rights	$1,312	$35	$(188)	$1,159
Valuation allowance	—	—	—	—
Mortgage servicing rights, net of valuation allowance	$1,312	$35	$(188)	$1,159

	December 31, 2023	Additions	Reductions	December 31, 2024
Mortgage servicing rights	$1,482	$38	$(208)	$1,312
Valuation allowance	—	—	—	—
Mortgage servicing rights, net of valuation allowance	$1,482	$38	$(208)	$1,312

At December 31, 2025 and December 31, 2024, the estimated fair market value of the Company's mortgage servicing rights asset was $1,748 and $1,910, respectively. The changes in fair value of mortgage servicing rights during 2025 and 2024 were primarily due to amortization and increase in estimated prepayment speeds.

The Company received contractually specified servicing fees of $427 and $450 for the years ended December 31, 2025 and 2024, respectively.  Contractually specified servicing fees are included in Other Income on the Consolidated Statements of Income.

(5)	Premises and Equipment

Premises and equipment consisted of the following at December 31, of the indicated years:

	2025	2024
Land	$1,582	$2,823
Buildings	9,171	8,703
Furniture and equipment	15,781	15,279
Leasehold improvements	3,403	2,673

	29,937	29,478
Less accumulated depreciation and amortization	21,226	20,230

	$8,711	$9,248

Depreciation and amortization expense, included in occupancy and equipment expense, was $996 and $1,057 for the years ended December 31, 2025 and 2024, respectively.

(6)	Intangible Assets

Intangible assets represent the estimated fair value of the core deposit relationships acquired in the 2023 acquisition of three branches from Columbia State Bank less accumulated depreciation and other intangible assets.  In 2025, the Company acquired a customer-related intangible asset that was recorded at a fair value of $1,742.

The following table summarizes the changes in the Company's intangible assets for the twelve months ended December 31, 2025 and 2024:

	Years Ended December 31,
	2025			2024
	Core Deposit Intangible	Other Intangible	Total Intangible Assets	Core Deposit Intangible	Other Intangible	Total Intangible Assets
Beginning Balance	$3,321	$—	$3,321	$4,141	$—	$4,141
Additions		1,742	1,742	—	—	—
Amortizations	(731)	—	(731)	(820)	—	(820)
Ending Balance	$2,590	$1,742	$4,332	$3,321	$—	$3,321

The following table presents the estimated amortization expense for intangible assets remaining at December 31, 2025:

Estimated Amortization
2026	$989
2027	898
2028	808
2029	717
2030	627
Thereafter	293
Total	$4,332

(7)	Interest Receivable and Other Assets

Interest receivable and other assets consisted of the following at December 31, of the indicated years:

	2025	2024
Interest receivable	$7,348	$7,660
Mortgage servicing rights asset (see Note 4)	1,159	1,312
Officer’s life insurance	16,547	16,058
Operating lease right-of-use asset (see Note 9)	5,393	3,155
Deferred tax assets, net (see Note 18)	12,965	19,042
Current tax receivable (payable)	10,800	(322)
Prepaid and other	8,133	5,503

	$62,345	$52,408

(8)	Short-Term and Long-Term Borrowings

The Company had no secured borrowings and no Federal Funds purchased at December 31, 2025 and December 31, 2024.

Additional short-term borrowings available to the Company consist of a line of credit and advances with the Federal Home Loan Bank ("FHLB") secured under terms of a blanket collateral agreement by a pledge of FHLB stock and all loans. At December 31, 2025, the Company had a current collateral borrowing capacity with the FHLB of $390,191 and, at such date, also had unsecured formal lines of credit totaling $130,000 with correspondent banks.

Average outstanding balances of short-term borrowings were $1,645 and $0 during 2025 and 2024, respectively.  Short-term borrowings during 2025 consisted of FHLB advances.  There were no short-term borrowings during 2024.  Maturity of the FHLB advance during 2025 was 1 month at an interest rate of 4.55%.  There were no short-term borrowings at December 31, 2025 and December 31, 2024.

The Company had no long-term borrowings at December 31, 2025 and 2024.

(9)	Leases

The Company leases ten branch and administrative locations under operating leases expiring on various dates through 2035. Leases with an initial term of 12 months or less are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term. The Bank had no financing leases as of December 31, 2025.

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

The Company had right-of-use assets totaling $5,393 and $3,155 as of December 31, 2025 and December 31, 2024, respectively. Right-of-use assets are included in Interest receivable and other assets on the Consolidated Balance Sheets. The Company had lease liabilities totaling $5,795 and $3,645 as of  December 31, 2025 and December 31, 2024, respectively. Lease liabilities are included in Interest payable and other liabilities on the Consolidated Balance Sheets. The Company recognized lease expenses totaling $1,140 and $1,228 for the years ended December 31, 2025 and December 31, 2024, respectively. Lease expense is included in Occupancy and Equipment expense on the Consolidated Statements of Income.

The table below summarizes the payments of remaining lease liabilities at December 31:

2025
2026	$1,088
2027	1,029
2028	1,074
2029	1,025
2030	697
2031 and thereafter	1,671
Total lease payments	6,584
Less: interest	(789)
Present value of lease liabilities	$5,795

The following table presents supplemental cash flow information related to leases for the year ended December 31:

	2025	2024
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1,125	$1,098
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,163	$—

The following table presents the weighted average operating lease term and discount rate at December 31:

	2025	2024
Weighted-average remaining lease term - operating leases, in years	6.52	4.87
Weighted-average discount rate - operating leases	3.51%	2.36%

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

Financial instruments, whose contract amounts represent credit risk at December 31 of the indicated periods, were as follows:

	2025	2024
Undisbursed loan commitments	$131,306	$140,092
Standby letters of credit	1,038	922

	$132,344	$141,014

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank issues both financial and performance standby letters of credit.  The financial standby letters of credit are primarily to guarantee payment to third parties.  At December 31, 2025, there were no financial standby letters of credit outstanding.  The performance standby letters of credit are typically issued to municipalities as specific performance bonds.  At December 31, 2025, there was $1,038 issued in performance standby letters of credit and the Bank carried no liability.  The Bank has experienced no draws on these letters of credit and does not expect to in the future; however, should a triggering event occur, the Bank either has collateral in excess of the letter of credit or imbedded agreements of recourse from the customer.  The Bank has set aside a reserve for unfunded commitments in the amount of $1,200 and $700 at December 31, 2025 and 2024, respectively, which is recorded in “interest payable and other liabilities” on the Consolidated Balance Sheets.

Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans.  As of December 31, 2025, the Company had no off-balance sheet derivatives requiring additional disclosure.

The Company may enter into interest rate lock commitments in connection with its mortgage banking activities to fund residential mortgage loans within specified times in the future. There were no interest rate lock commitments at December 31, 2025 and 2024. These commitments expose the Company to the risk that the price of the loan underlying the interest rate lock commitment might decline from the inception of the interest rate lock to the funding of the mortgage loan. To protect against this risk, the Company may enter into commitments to sell loans to economically hedge the risk of potential changes in the value of the loans that would result from the commitment. There were no commitments at December 31, 2025 and 2024. Mortgage loans sold to investors may be sold with servicing rights retained, for which the Company makes only standard legal representations and warranties as to meeting certain underwriting and collateral documentation standards. Management believes that any liabilities that may result from such recourse provisions are not significant.

(11)	Commitments and Contingencies

At December 31, 2025, the aggregate maturities for time deposits were as follows:

Year ending December 31:
2026	$129,064
2027	9,751
2028	1,568
2029	644
2030	634
Thereafter	—

$141,661

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

Banks, such as First Northern, became subject to the final rules on January 1, 2015. The final rules implemented higher minimum capital requirements, included a new common equity Tier 1 capital requirement, and established criteria that instruments must meet in order to be considered common equity Tier 1 capital, additional Tier 1 capital, or Tier 2 capital. The final rules provide for increased minimum capital ratios as follows: (a) a common equity Tier 1 capital ratio of 4.5%; (b) a Tier 1 capital ratio of 6%; (c) a total capital ratio of 8%; and (d) a Tier 1 leverage ratio to average consolidated assets of 4%. Under these rules, in order to avoid certain limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must hold a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements (equal to 2.5% of total risk-weighted assets). The capital conservation buffer is designed to absorb losses during periods of economic stress.

Pursuant to the Economic Growth, Regulatory Relief and Consumer Protection Act ("EGRRCPA"), the FRB adopted a final rule, effective August 31, 2018, amending the Small Bank Holding Company and Savings and Loan Holding Company Policy Statement (the “policy statement”) to increase the consolidated assets threshold to qualify to utilize the provisions of the policy statement from $1 billion to $3 billion. Bank holding companies, such as the Company, are subject to capital adequacy requirements of the FRB; however, bank holding companies which are subject to the policy statement are not subject to compliance with the regulatory capital requirements until they hold $3 billion or more in consolidated total assets. As a consequence, as of December 31, 2018, the Company was not required to comply with the FRB’s regulatory capital requirements until such time that its consolidated total assets equal $3 billion or more or if the FRB determines that the Company is no longer deemed to be a small bank holding company. However, if the Company had been subject to these regulatory capital requirements, it would have exceeded all regulatory requirements.

In August of 2020, the Federal banking agencies adopted the final version of the community bank leverage ratio framework rule (the “CBLR”), implementing two interim final rules adopted in April of 2020. The rule provides an optional, simplified measure of capital adequacy. Under the optional CBLR framework, the CBLR was 8.5% through calendar year 2021 and is 9% thereafter. The rule is applicable to all non-advanced approaches FDIC-supervised institutions with less than $10 billion in total consolidated assets. Banks not electing the CBLR framework will continue to be subject to the generally applicable risk-based capital rule.  On November 25, 2025, the US federal banking regulators proposed changes to the CBLR framework intended to encourage additional community banks to opt into the CBLR framework.  This proposal would reduce the CBLR requirement from 9% to 8% and extend the grace period for qualifying institutions that fall below the 8% ratio to return to compliance from the current two quarters to four quarters, provided they maintain a 7% leverage ratio.  At the present time, the Company and the Bank do not intend to elect to use the CBLR framework.

Management believes, as of December 31, 2025, that the Bank met all capital adequacy requirements to which it is subject.  As of December 31, 2025, the most recent notification from the FDIC categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as "well capitalized" the Bank must meet the minimum ratios as set forth below. As of the date hereof, there have been no conditions or events since that notification that management believes have changed the institution’s category.

The Bank had Tier I Leverage, Common Equity Tier 1, Tier I Risk-Based and Total Risk-Based capital above the “well capitalized” levels at December 31, 2025 and 2024, respectively, as set forth in the following table (calculated in accordance with the Basel III capital rules):

	The Bank
					Adequately	Well
	2025		2024		Capitalized	Capitalized
	Capital	Ratio	Capital	Ratio	Ratio*	Ratio
Tier 1 Leverage Capital (to Average Assets)	$220,704	11.3%	$205,326	10.5%	4.0%	5.0%
Common Equity Tier 1 Capital (to Risk-Weighted Assets)	220,704	17.6%	205,326	16.4%	4.5%	6.5%
Tier 1 Capital (to Risk-Weighted Assets)	220,704	17.6%	205,326	16.4%	6.0%	8.0%
Total Risk-Based Capital (to Risk-Weighted Assets)	236,352	18.9%	220,977	17.7%	8.0%	10.0%

* Ratio for regulatory requirement excludes the capital conservation buffer of 2.50%.

Banks chartered under California law, such as the Bank, generally may only pay cash dividends to the extent such payments do not exceed the lesser of retained earnings of the bank’s net income for its last three fiscal years (less any distributions to shareholders during such period).  In the event a bank desires to pay cash dividends in excess of such amount, the bank may pay a cash dividend with the prior approval of the DFPI in an amount not exceeding the greatest of the bank’s retained earnings, the bank’s net income for its last fiscal year, or the Bank’s net income for its current fiscal year.

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

Assets Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024.

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2025	Total	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$87,556	$87,556	$—	$—
Securities of U.S. government agencies and corporations	85,344	—	85,344	—
Obligations of states and political subdivisions	75,003	—	75,003	—
Collateralized mortgage obligations	92,284	—	92,284	—
Mortgage-backed securities	277,056	—	277,056	—

Total investments at fair value	$617,243	$87,556	$529,687	$—

		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
December 31, 2024	Total	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$105,545	$105,545	$—	$—
Securities of U.S. government agencies and corporations	95,684	—	95,684	—
Obligations of states and political subdivisions	67,591	—	67,591	—
Collateralized mortgage obligations	94,945	—	94,945	—
Mortgage-backed securities	270,088	—	270,088	—

Total investments at fair value	$633,853	$105,545	$528,308	$—

Assets Recorded at Fair Value on a Non-recurring Basis

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of December 31, 2025 and 2024.

	(in thousands)
December 31, 2025	Carrying Value	Level 1	Level 2	Level 3
Collateral dependent loans	$835	$—	$—	$835
Total assets at fair value	$835	$—	$—	$835

	(in thousands)
December 31, 2024	Carrying Value	Level 1	Level 2	Level 3
Collateral dependent loans	$139	$—	$—	$139
Total assets at fair value	$139	$—	$—	$139

There were no liabilities measured at fair value on a recurring or non-recurring basis at December 31, 2025 and 2024.

Key methods and assumptions used in measuring the fair value of collateral dependent loans as of December 31, 2025 were as follows:

	Valuation Techniques	Assumption Inputs

Collateral dependent loans	Fair value of underlying collateral, market, income, enterprise, liquidation	External appraised values, management assumptions regarding market trends or other relevant factors, selling costs generally ranging from 6% to 10%

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

Disclosures about Fair Value of Financial Instruments

The following table summarizes fair value estimates for financial instruments for the years ended December 31, 2025 and 2024, excluding financial instruments recorded at fair value on a recurring basis (summarized in the first table in this note).

		2025		2024
	Level	Carrying amount	Fair value	Carrying amount	Fair value
Financial assets:
Cash and cash equivalents	1	$145,554	$145,554	$119,448	$119,448
Certificates of deposit	2	10,180	10,243	16,074	16,129
Stock in Federal Home Loan Bank and other equity securities, at cost	3	10,871	10,871	10,518	10,518
Loans receivable:
Net loans	3	1,050,473	990,239	1,046,852	974,746
Interest receivable	2	7,348	7,348	7,660	7,660
Mortgage servicing rights	3	1,159	1,748	1,312	1,910
Financial liabilities:
Time deposits	3	141,661	141,713	149,970	149,752
Interest payable	2	724	724	1,215	1,215

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

(14)	Outstanding Shares and Earnings Per Share

All income per share amounts have been adjusted to give retroactive effect to stock dividends and stock splits, including the 5% stock dividend declared on January 22, 2026, payable on March 25, 2026, to shareholders of record as of February 27, 2026.

Earnings Per Share

Basic and diluted earnings per share for the years ended December 31, were computed as follows:

	2025	2024
Basic earnings per share:
Net income	$21,128	$20,034

Weighted average common shares outstanding	16,291,309	16,663,530

Basic earnings per share	$1.30	$1.20

Diluted earnings per share:
Net income	$21,128	$20,034

Weighted average common shares outstanding	16,291,309	16,663,530

Effect of dilutive shares	279,972	223,193

Adjusted weighted average common shares outstanding	16,571,281	16,886,723

Diluted earnings per share	$1.27	$1.19

Options not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 7,312 shares and 260,115 shares for the years ended December 31, 2025 and 2024, respectively. Restricted stock not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 302 shares and 2,139 shares for the years ended December 31, 2025 and 2024, respectively.

(15)	Stock Compensation Plans

The total number of shares authorized, number of shares outstanding, weighted average exercise prices, exercise prices and weighted average grant date fair value have been adjusted to give retroactive effect to stock dividends and stock splits, including the 5% stock dividend declared on January 22, 2026, payable on March 25, 2026 to shareholders of record as of February 27, 2026.

On May 13, 2025, the Company's shareholders approved the 2026 Stock Incentive Plan, which became effective on February 1, 2026 concurrent with the termination of the 2016 Stock Incentive Plan.  There are 472,974 shares authorized under the 2026 Stock Incentive Plan.  The total number of shares authorized has been adjusted to give retroactive effect to stock dividends and stock splits, including the 5% stock dividend declared on January 22, 2026, payable on March 25, 2026 to shareholders of record as of February 27, 2026.  The 2026 Stock Incentive Plan will terminate on March 15, 2036.

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

Stock option activity under the 2016 Stock Incentive Plan during the year ended December 31, 2025, was as follows:

	Stock Options
	Number of shares	Weighted average exercise price
Balance at December 31, 2024	538,850	$7.61
Granted	—	$—
Exercised	(116,307)	$6.92
Cancelled/Forfeited	—	$—
Expired	—	$—

Balance at December 31, 2025	422,543	$7.80

The following table presents information on stock options for the year ended December 31, 2025:

	Number of Shares	Weighted average exercise price	Aggregate Intrinsic Value	Weighted Average Remaining Contractual Term
Options exercised	116,307	$6.92	$268	—

Stock options outstanding and expected to vest:	422,543	$7.80	$2,082	3.08

Stock options vested and currently exercisable:	409,484	$7.77	$2,026	2.98

There were no stock options granted by the Company during the year ended December 31, 2025 and December 31, 2024.

The intrinsic value of options exercised during the years ended December 31, was $268 in 2025 and $90 in 2024. The fair value of awards vested during the years ended December 31 was $25 in 2025 and $88 in 2024.

As of December 31, 2025, there was $6 of total unrecognized compensation related to non-vested stock options.  This cost is expected to be recognized over a weighted average period of approximately 0.2 years.

For the years ended December 31, 2025 and 2024, there was $25 and $35, respectively, of recognized compensation related to stock options.

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

The following table presents information about non-vested restricted stock awards outstanding for the year ended December 31, 2025:

	Restricted Stock Awards
	Number of Shares	Weighted average grant date fair value
Balance at December 31, 2024	286,355	$7.73
Granted	75,645	$9.24
Vested	(78,066)	$8.06
Cancelled/Forfeited	—	$—

Balance at December 31, 2025	283,934	$8.05

The aggregate intrinsic value of restricted stock awards vested in calendar years 2025 and 2024, was $725 and $687, respectively.

The weighted average fair value per share of restricted stock awards granted during the years ended December 31, was $9.24 in 2025 and $7.58 in 2024.

As of December 31, 2025, there was $876 of total unrecognized compensation related to non-vested restricted stock awards.  This cost is expected to be recognized over a weighted average period of approximately 2.6 years.

For the years ended December 31, 2025 and 2024, there was $763 and $761, respectively, of recognized compensation related to restricted stock awards.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan ("ESPP").  On May 13, 2025, the Company's shareholders approved the 2026 ESPP, which became effective on November 23, 2025 concurrent with the termination of the 2016 ESPP.  There are 315,000 shares authorized under the 2026 ESPP, which include authorized but unissued shares under the 2016 ESPP.  The total number of shares authorized has been adjusted to give retroactive effect to stock dividends and stock splits, including the 5% stock dividend declared on January 22, 2026, payable on March 25, 2026 to shareholders of record as of February 27, 2026.  The 2026 ESPP will expire on March 15, 2036.

The ESPP is implemented by participation periods of not more than twenty-seven months each.  The Board of Directors determines the commencement date and duration of each participation period.  An eligible employee is one who has been continually employed for at least ninety (90) days prior to commencement of a participation period.  Under the terms of the ESPP, employees can choose to have up to 10 percent of their compensation withheld to purchase the Company’s common stock each participation period.  The purchase price of the stock is 85% of the lower of the fair value on the last trading day before the Date of Participation or the fair value on the last trading day during the participation period.  Approximately 45% of eligible employees are participating in the ESPP in the current participation period, which began December 2, 2025 and will end November 23, 2026.

Under the ESPP, at the annual stock purchase date of November 23, 2025, there were $93 in contributions, and 12,073 shares were purchased at a price of $7.70. For the years ended December 31, 2025 and 2024, there was $61 and $50, respectively, of recognized compensation related to ESPP issuances.  Compensation cost is reported in salaries and employee benefits expense in the Consolidated Statements of Income.

The total number of shares authorized, number of shares purchased and stock price have been adjusted to give retroactive effect to stock dividends and stock splits, including the 5% stock dividend declared on January 22, 2026, payable March 25, 2026, to shareholders of record as of February 27, 2026.

(16)	Profit Sharing Plan

The Bank maintains a profit sharing plan for the benefit of its employees.  Employees who have completed 1,000 hours of service and are actively employed on the last day of the plan year are eligible.  Under the terms of this plan, a portion of the Bank’s profits, as determined by the Board of Directors, will be set aside and maintained in a trust fund for the benefit of qualified employees.  Contributions to the plan, included in salaries and employee benefits in the Consolidated Statements of Income, were $1,980 and $1,870 in 2025 and 2024, respectively. The profit sharing plan also has a 401(k) feature that allows employees to contribute to the profit sharing plan, even if they are not eligible for a contribution from the Bank. An employee is eligible to make contributions through the 401(k) feature on the 1st of the month following 90 days of employment.

(17)	Supplemental Compensation Plans

EXECUTIVE RETIREMENT PLAN

Pension Benefit Plans

The Company and the Bank maintain an unfunded non-contributory defined benefit pension plan (“Salary Continuation Plan”) and related split dollar plan for a select group of highly compensated employees.  The Salary Continuation Plan provides defined annual benefit levels between $50 and $100 depending on responsibilities at the Bank.  The retirement benefits are paid for 10 years following retirement at age 65.  Reduced retirement benefits are available after age 55 and 10 years of service. There are currently one active and three retired participants in the Salary Continuation Plan.

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

The following table sets forth the status of the Salary Continuation Plan and SERP as of December 31, 2025 and December 31, 2024:

	2025	2024
Change in benefit obligation
Benefit obligation at beginning of year	$4,500	$4,979
Service cost	122	138
Interest cost	241	258
Plan gain	(17)	(391)
Benefits paid	(441)	(484)
Benefit obligation at end of year	$4,405	$4,500

Change in plan assets
Employer contribution	$441	$484
Benefits paid	(441)	(484)
Fair value of plan assets at end of year	$—	$—

Reconciliation of funded status
Funded status	$(4,405)	$(4,500)
Unrecognized net plan loss	(339)	(322)
Unrecognized prior service cost	28	29
Net amount recognized	$(4,716)	$(4,793)

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability	$(4,405)	$(4,500)
Accumulated other comprehensive loss	(311)	(293)
Net amount recognized	$(4,716)	$(4,793)

The Company expects to recognize approximately $2 of the unrecognized net actuarial loss and prior service cost as a component of net periodic benefit cost in 2026.

	For the Year ended December 31,
	2025	2024
Components of net periodic benefit cost
Service cost	$122	$138
Interest cost	241	258
Amortization of prior service cost	2	2
Recognized actuarial loss	—	—
Net periodic benefit cost	$365	$398

Additional Information
Minimum benefit obligation at year end	$4,405	$4,500
Decrease in minimum liability included in other comprehensive loss	$(18)	$(393)

Assumptions used to determine benefit obligations at December 31	2025	2024
Discount rate used to determine net periodic benefit cost for years ended December 31	5.50%	5.30%

Discount rate used to determine benefit obligations at December 31	5.35%	5.50%

Future salary increases	5.00%	5.30%

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

Cash Flows

Contributions and Estimated Benefit Payments

For unfunded plans, contributions to the Salary Continuation Plan are the benefit payments made to participants. The Bank paid $441 in benefit payments during fiscal 2025. The following benefit payments, which reflect expected future service, are expected to be paid in future fiscal years:

Year ending December 31,	Pension Benefits
2026	$269
2027	309
2028	309
2029	309
2030	309
2031- 2035	1,466

Disclosure of settlements and curtailments:

There were no events during fiscal 2025 that would constitute a curtailment or settlement.

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

The following table sets forth the status of the Directors' Retirement Plan as of December 31, 2025 and December 31, 2024:

	2025	2024
Change in benefit obligation
Benefit obligation at beginning of year	$397	$424
Service cost	—	—
Interest cost	19	20
Plan gain	8	(2)
Benefits paid	(44)	(45)
Benefit obligation at end of year	$380	$397

Change in plan assets
Employer contribution	$44	$45
Benefits paid	(44)	(45)
Fair value of plan assets at end of year	$—	$—

Reconciliation of funded status
Funded status	$(380)	$(397)
Unrecognized net plan gain	(100)	(142)
Net amount recognized	$(480)	$(539)

Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability	$(380)	$(397)
Accumulated other comprehensive gain	(100)	(142)
Net amount recognized	$(480)	$(539)

	For the Year Ended December 31,
	2025	2024
Components of net periodic benefit cost
Service cost	$—	$—
Interest cost	19	20
Recognized actuarial gain	(34)	(33)
Net periodic benefit cost	(15)	(13)

Additional Information
Minimum benefit obligation at year end	$380	$397
Decrease in minimum liability included in other comprehensive loss	$42	$30

Assumptions used to determine benefit obligations at December 31	2025	2024
Discount rate used to determine net periodic benefit cost for years ended December 31	5.10%	5.00%

Discount rate used to determine benefit obligations at December 31	4.60%	5.10%

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

Cash Flows

Contributions and Estimated Benefit Payments

For unfunded plans, contributions to the Directors’ Retirement Plan are the benefit payments made to participants. The Bank paid $44 in benefit payments during fiscal year 2025. The following benefit payments, which reflect expected future service, are expected to be paid in future fiscal years:

Year ending December 31,	Pension Benefits
2026	$45
2027	31
2028	20
2029	39
2030	45
2031-2039	321

Disclosure of settlements and curtailments:

There were no events during fiscal year 2025 that would constitute a curtailment or settlement.

EXECUTIVE ELECTIVE DEFERRED COMPENSATION PLAN — 2001 EXECUTIVE DEFERRAL PLAN

On July 19, 2001, the Bank approved a revised Executive Elective Deferred Compensation Plan (“2001 Executive Deferral Plan”) for certain officers to provide them the ability to make elective deferrals of compensation due to tax law limitations on benefit levels under qualified plans.  Deferred amounts earn interest at an annual rate determined by the Bank’s Board.  The 2001 Executive Deferral Plan is a non-qualified plan funded with bank owned life insurance policies taken on the lives of the participating officers.  During the year ended December 31, 2001, the Bank purchased insurance making a single-premium payment aggregating $1,125, which is reported in other assets on the Consolidated Balance Sheets.  The Bank is the beneficiary and owner of the policies.  The cash surrender value of the related insurance policies as of  December 31, 2025 and 2024 totaled $3,043 and $2,966, respectively.  The net decrease in accrued liability for the 2001 Executive Deferral Plan totaled $62 and $60 for the years ended December 31, 2025 and 2024, respectively. The net decrease was due to payments totaling $65 for each of the years ended December 31, 2025 and 2024, which was partially offset by interest accrued totaling $3 and $5 for the years ended December 31, 2025 and 2024, respectively.  Interest expense for the 2001 Executive Deferral Plan totaled $3 and $5 for the years ended December 31, 2025 and 2024, respectively.

DIRECTOR ELECTIVE DEFERRED FEE PLAN — 2001 DIRECTOR DEFERRAL PLAN

On July 19, 2001, the Bank approved a Director Elective Deferred Fee Plan (“2001 Director Deferral Plan”) for directors to provide them the ability to make elective deferrals of director's fees.  Deferred amounts earn interest at an annual rate determined by the Bank’s Board.  The 2001 Director Deferral Plan is a non-qualified plan funded with bank owned life insurance policies taken on the lives of the participating directors.  The Bank is the beneficiary and owner of the policies.  The cash surrender value of the related insurance policies as of  December 31, 2025 and 2024 totaled $172 and $167, respectively.  The net decrease in accrued liability for the 2001 Director Deferral Plan totaled $4 for each of the years ended December 31, 2025 and 2024. The net decrease was due to payments totaling $4 for each of the years ended December 31, 2025 and 2024, respectively.  Interest expense for the 2001 Director Deferral Plan totaled $0 for each of the years ended December 31, 2025 and 2024, respectively.

(18)	Income Taxes

The provision for income tax expense consisted of the following for the years ended December 31:

	2025	2024
Current:
Federal	$3,930	$4,525
State	2,702	2,678

	6,632	7,203
Deferred:
Federal	(489)	324
State	134	279

	(355)	603

	$6,277	$7,806

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2025 and 2024, consisted of:

	2025	2024
Deferred tax assets:
Allowance for credit losses	$4,586	$4,903
Deferred compensation	25	45
Retirement compensation	1,510	1,575
Stock based compensation	490	467
Current state franchise taxes	572	578
Loan deferral	475	426
Lease liability	1,675	1,065
Investment securities unrealized loss	6,520	14,337
General business credits	1,732	—
Other	480	394

Deferred tax assets	18,065	23,790

Deferred tax liabilities:
Fixed assets depreciation	421	761
FHLB dividends	182	184
Low Income Housing Tax Credit & Other Partnerships	756	824
Deferred loan costs	1,025	848
Mortgage servicing rights	338	388
Right of Use Asset	1,574	933
Postretirement benefits	120	129
Other	684	681

Total deferred tax liabilities	5,100	4,748

Net deferred tax assets (see Note 6)	$12,965	$19,042

Based upon the level of historical taxable income and projections for future taxable income over the periods during which the deferred tax assets are deductible, management believed it is more-likely-than-not the Company will realize the benefits of these deductible differences.

At December 31, 2025, the Company had no state net operating loss carry forwards.  At December 31, 2025, the Company had federal tax credit carry forwards totaling $1,732.

A reconciliation of income taxes computed at the federal statutory rate and the provision for income taxes for the years ended December 31, is as follows:

	2025		2024

Federal income tax expense computed at the statutory rate	5,755	21.0%	5,846	21.0%
State income tax expense, net of federal tax offset*	2,273	8.3%	2,337	8.4%
Purchased tax credits	(1,215)	(4.4)%	—	—%
Nontaxable and nondeductible items:
Tax exempt interest, net of disallowance	(375)	(1.4)%	(300)	(1.1)%
Other	(85)	(0.3)%	(48)	(0.2)%
Other adjustments	(76)	(0.3)%	(29)	(0.1)%

Provision for income tax expense and effective tax rate	6,277	22.9%	7,806	28.0%

* State taxes in California made up the majority (greater than 50 percent) of the tax effect in this category.

Federal income taxes paid totaled $16,060 and $4,920 for the years ended December 31, 2025 and 2024, respectively.  California income taxes paid totaled $2,720 and $2,750 as of December 31, 2025 and 2024, respectively.

Accounting for Uncertainty in Income Taxes

The Company had no unrecognized tax benefits for the years ended December 31, 2025 and 2024. The Company recognized no changes in unrecognized tax benefits during 2025 and 2024, due to the expiration of a statute of limitations. The Company had no significant uncertain tax positions as of  December 31, 2025 and December 31, 2024. The Company does not currently anticipate any significant increase or decrease in unrecognized tax benefits during 2026.

The Company classifies interest and penalties as a component of the provision for income taxes.  At December 31, 2025, there were no unrecognized interest and penalties.  The tax years ended December 31, 2024, 2023, and 2022 remain subject to examination by the Internal Revenue Service.  The tax years ended December 31, 2024, 2023, 2022, and 2021 remain subject to examination by the California Franchise Tax Board.  The deductibility of these tax positions will be determined through examination by the appropriate tax authorities or the expiration of the tax statute of limitations.

(19)	Accumulated Other Comprehensive Income/(Loss)

The following table details activity in accumulated other comprehensive income/(loss) for the year ended December 31, 2025.

	Unrealized Losses on Securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated Other Comprehensive Loss
Balance at December 31, 2024	$(34,157)	$207	$99	$(33,851)
Current period other comprehensive income (loss), net of tax	18,388	14	(29)	18,373
Balance at December 31, 2025	$(15,769)	$221	$70	$(15,478)

The following table details activity in accumulated other comprehensive income/(loss) for the year ended December 31, 2024.

	Unrealized Gains (Losses) on Securities	Officers’ retirement plan	Directors’ retirement plan	Accumulated Other Comprehensive Income/(loss)
Balance at December 31, 2023	$(33,778)	$(70)	$121	$(33,727)
Current period other comprehensive income (loss), net of tax	(379)	277	(22)	(124)
Balance at December 31, 2024	$(34,157)	$207	$99	$(33,851)

(20)	Supplemental Consolidated Statements of Cash Flows Information

Supplemental disclosures to the Consolidated Statements of Cash Flows for the years ended December 31, are as follows:

	2025	2024
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Interest	$15,325	$14,644
Income taxes	18,780	7,670

Supplemental disclosure of non-cash investing and financing activities:
Stock dividend distributed	7,510	6,392
Fair value adjustment of securities available for sale, net of tax of $7,816 and $(157) for the years ended December 31, 2025 and 2024, respectively	18,388	(379)
Recognition of right-of-use assets obtained in exchange for operating lease liabilities	3,163	—
Market value of shares tendered in-lieu of cash to pay for exercise of options	805	348
Transfer of premises and equipment to other real estate owned	1,241	—
Acquisition of intangible asset	1,742	—

(21)	Parent Company Financial Information

This information should be read in conjunction with the other notes to the consolidated financial statements.  The following presents summary balance sheets and summary statements of income and cash flows information for the years ended December 31:

Balance Sheets	2025	2024
Assets
Cash	$2,021	$1,097
Investment in wholly-owned subsidiary	209,558	174,796
Interest receivable and other assets	439	439

Total assets	$212,018	$176,332
Liabilities and stockholders’ equity
Liabilities	—	—
Stockholders’ equity	212,018	176,332

Total liabilities and stockholders’ equity	$212,018	$176,332

Statements of Income	2025	2024
Dividends from subsidiary	5,000	3,000
Other operating expenses	(370)	(318)
Income tax benefit	109	94
Loss before undistributed earnings of subsidiary	4,739	2,776
Equity in undistributed earnings of subsidiary	16,389	17,258

Net income	$21,128	$20,034

Statements of Cash Flows	2025	2024
Net income	$21,128	$20,034
Adjustments to reconcile net income to net cash provided by operating activities
Stock-based compensation	849	846
Increase in interest receivable and other assets	—	(215)
Equity in undistributed earnings of subsidiary	(16,389)	(17,258)

Net cash provided by operating activities	5,588	3,407

Cash flows from financing activities:
Common stock issued	93	102
Stock repurchases	(4,749)	(3,764)
Cash dividends paid in lieu of fractional shares	(8)	(7)

Net cash provided by financing activities	(4,664)	(3,669)

Net change in cash	924	(262)

Cash at beginning of year	1,097	1,359

Cash at end of year	$2,021	$1,097

(22)	Related Party Transactions

The Bank, in the ordinary course of business, has loan and deposit transactions with directors and executive officers.  In management’s opinion, these transactions were on substantially the same terms as comparable transactions with other customers of the Bank.  The amount of such deposits totaled approximately $4,582 and $3,963 at December 31, 2025 and 2024, respectively.

The following is an analysis of the activity of loans to executive officers and directors for the years ended December 31:

	2025	2024
Outstanding balance, beginning of year	$1,557	$2,422
Outstanding balance, new director	92	—
Credit granted	155	—
Repayments / Reductions	(283)	(865)

Outstanding balance, end of year	$1,521	$1,557

(23)	Segment Disclosures

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

Accounting policies for segments are the same as those described in Note 1 of Notes to Consolidated Financial Statements.

	For the Year Ended December 31
	2025	2024
Interest and dividend income	$82,307	$78,652

Reconciliation of revenue:
Other revenues	6,097	6,019
Total consolidated revenue	88,404	84,671

Less:
Interest expense	14,835	14,292
Segment net interest income and noninterest income	73,569	70,379
Less:
Reversal of provision for credit losses	—	(250)
Salaries and employee benefits	25,375	23,850
Occupancy and equipment	5,067	4,736
Data processing	4,573	4,224
Other banking segment items	11,149	9,979
Provision for income taxes	6,277	7,806
Segment net income/consolidated net income	$21,128	$20,034

Reconciliation of assets:
Total assets for reportable segment	$1,910,950	$1,891,722
Other assets	—	—
Total consolidated assets	$1,910,950	$1,891,722

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

ITEM 9B – OTHER INFORMATION

During the quarter ended December 31, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

ITEM 9C –  DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information called for by this item with respect to director and executive officer information is incorporated by reference herein from the sections of the Company’s proxy statement for its 2026 Annual Meeting of Shareholders entitled “Executive Officers,” “Security Ownership of Certain Beneficial Owners and Management,” “Executive Compensation” “Report of Audit Committee,” and “Proposal 1 Nomination and Election of Directors.” Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. To the extent disclosure for delinquent reports is being made, it can be found in, and is incorporated herein by reference to, the section of the Company’s proxy statement for its 2026 Annual Meeting of Shareholders entitled “Delinquent Section 16(a) Reports”.

The information required by Item 10 regarding our insider trading policies is incorporated by reference from the section entitled “Securities Trading Guidelines” in the Company’s proxy statement for its 2026 Annual Meeting of Shareholders. Refer to Exhibit 19.1 The Company's Insider Trading Policy and Exhibit 14.1 The Company's Code of Conduct in this Annual Report on Form 10-K.

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

ITEM 11 - EXECUTIVE COMPENSATION

The information called for by this item is incorporated by reference herein from the sections of the Company’s proxy statement for its 2026 Annual Meeting of Shareholders entitled “Proposal 1 Nomination and Election of Directors,” “Transactions with Related Persons,” “Director Compensation,” and “Executive Compensation.”

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning ownership of the equity stock of the Company by certain beneficial owners and management is incorporated herein by reference from the sections of the Company’s proxy statement for the 2026 Annual Meeting of Shareholders entitled “Security Ownership of Certain Beneficial Owners and Management” and “Proposal 1 Nomination and Election of Directors.”

Stock Purchase Equity Compensation Plan Information

The following table shows the Company’s equity compensation plans approved by security holders.  The table also indicates the number of securities to be issued upon exercise of outstanding options, weighted-average exercise price of outstanding options, non-vested restricted stock and the number of securities remaining available for future issuance under the Company’s equity compensation plans as of December 31, 2025.  All amounts have been adjusted to give retroactive effect to stock dividends and stock splits, including the 5% stock dividend declared on January 22, 2026, payable on March 25, 2026 to shareholders of record as of February 27, 2026.  The plan included in this table is the Company’s 2016 Stock Incentive Plan.  See "Stock Compensation Plans" in Note 15 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities to be issued upon vesting of restricted stock	Weighted-average grant date fair value of restricted stock	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	422,543	7.80	283,934	8.05	468,923
Equity compensation plans not approved by security holders	—	—	—	—	—
Total	422,543	7.80	283,934	8.05	468,923

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information called for by this item is incorporated herein by reference from the sections of the Company’s proxy statement for its 2026 Annual Meeting of Shareholders entitled “Director Independence” and “Transactions with Related Persons.”

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for by this item is incorporated herein by reference from the section of the Company’s proxy statement for its 2026 Annual Meeting of Shareholders entitled “Audit and Non-Audit Fees.”

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

(a)(3) Exhibits:

The following is a list of all exhibits filed as part of this Annual Report on Form 10-K:

Exhibit Number	Exhibit

3.01	Amended Articles of Incorporation of the Company – incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023

3.2	Amended and Restated Bylaws of the Company (as amended) – incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated January 22, 2026

4.1	Description of the Registrant’s Common Stock – incorporated herein by reference to Exhibit 4.1 to the Company's Annual Report for the fiscal year ended December 31, 2019

10.1	First Northern Community Bancorp 2000 Stock Option Plan – incorporated herein by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-8 dated May 25, 2000*

10.2

First Northern Community Bancorp Outside Directors 2000 Non-statutory Stock Option Plan – incorporated herein by reference to Exhibit 4.3 of the Company’s Registration Statement dated Form S-8 on May 25, 2000*

10.3

Amended First Northern Community Bancorp Employee Stock Purchase Plan – incorporated herein by reference to Appendix B of the Company’s Definitive Proxy Statement on Schedule 14A for its 2006 Annual Meeting of Shareholders*

10.4

First Northern Community Bancorp 2000 Stock Option Plan Forms “Incentive Stock Option Agreement” and “Notice of Exercise of Stock Option” – incorporated herein by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-8 dated May 25, 2000*

10.5

First Northern Community Bancorp 2000 Outside Directors 2000 Non-statutory Stock Option Plan Forms “Non-statutory Stock Option Agreement” and “Notice of Exercise of Stock Option” – incorporated herein by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8 dated May 25, 2000*

10.6

First Northern Community Bancorp 2000 Employee Stock Purchase Plan Forms “Participation Agreement” and “Notice of Withdrawal” – incorporated herein by reference to Exhibit 4.6 of the Company’s Registration Statement on Form S-8 dated May 25, 2000*

10.11

Form of Director Retirement and Split Dollar Agreements between First Northern Bank of Dixon and Lori J. Aldrete, Frank J. Andrews Jr., John M. Carbahal, Gregory DuPratt, John F. Hamel, Diane P. Hamlyn, Foy S. McNaughton, William Jones, Jr. and David Schulze – incorporated herein by reference to Exhibit 10.11 to Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001*

10.13

Amended Form of Director Retirement and Split Dollar Agreements between First Northern Bank of Dixon and Lori J. Aldrete, Frank J. Andrews Jr., John M. Carbahal, Gregory DuPratt, John F. Hamel, Diane P. Hamlyn, Foy S. McNaughton, William Jones, Jr. and David Schulze – incorporated herein by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004*

10.17	First Northern Bancorp 2006 Stock Incentive Plan – incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A for its 2006 Annual Meeting of Shareholders*

10.18	First Northern Bank Annual Incentive Compensation Plan – incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006*

10.20

First Northern Community Bancorp 2006 Stock Option Plan Forms “Stock Option Agreement” and “Notice of Exercise of Stock Option” – incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report for the fiscal year ended December 31, 2009  *

10.21

First Northern Community Bancorp 2006 Stock Incentive Plan “Restricted Stock Agreement – incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 *

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

10.26

Amended and Restated Executive Deferral Plan of First Northern Bank effective July 20, 2017 – incorporated herein by reference to Exhibit 10.26 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017*

10.28

Executive Retirement/Retention Participation Agreement for Jeremiah Z. Smith – incorporated herein by reference to Exhibit 10.28 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017*

10.29

Form of Supplemental Executive Retirement Plan Agreement between First Northern Bank of Dixon and Jeremiah Z. Smith – incorporated herein by reference to Exhibit 10.29 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018*

10.30

Form of Supplemental Executive Retirement Plan Agreement between First Northern Bank of Dixon and Kevin Spink, Executive Vice President and Chief Financial Officer.– incorporated herein by reference to Exhibit 10.30 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018*

10.32

Change of Control Agreement between First Northern Bank of Dixon and Jeffrey Adamski, Executive Vice President and Senior Loan Officer.– incorporated herein by reference to Exhibit 10.32 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018*

10.33

Executive Retirement/Retention Participation Agreement for Jeffrey Adamski, Executive Vice President and Senior Loan Officer.– incorporated herein by reference to Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018*

10.35

Change of Control Agreement between First Northern Bank of Dixon and Denise Burris, Executive Vice President and Chief Information Officer - incorporated herein by reference to Exhibit 10.36 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021*

10.36

Executive Retirement/Retention Participation Agreement for Denise Burris, Executive Vice President and Chief Information Officer - incorporated herein by reference to Exhibit 10.37 of the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021*

10.37

Employment Agreement for Jeremiah Z. Smith, President and Chief Executive Officer, entered into between First Northern Bank of Dixon and Mr. Smith as of January 1, 2023 - incorporated herein by reference to Exhibit 10.1 of the Company's Form 8-K/A dated December 26, 2022*

10.38

First Amendment to Executive Retirement/Retention Participation Agreement for Jeremiah Z. Smith, President and Chief Executive Officer, effective January 1, 2023 - incorporated herein by reference to Exhibit 10.2 of the Company's Form 8-K/A dated December 26, 2022*

10.39

First Amendment to the Participation Agreement of the Supplemental Executive Retirement Plan for Jeremiah Z. Smith, President and Chief Executive Officer, effective January 1, 2023 - incorporated herein by reference to Exhibit 10.3 of the Company's Form 8-K/A dated December 26, 2022*

10.40

Employment Agreement for Kevin Spink, Executive Vice President and Chief Financial Officer, between First Northern Bank of Dixon and Mr. Spink dated as of February 27, 2024 - incorporated herein by reference to Exhibit 10.40 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023*

10.41	Supplemental Executive Retirement Plan 2006 - incorporated herein by reference to Exhibit 10.41 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023*

10.42	Supplemental Executive Retirement Plan First Amendment 2009 - incorporated herein by reference to Exhibit 10.42 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023*

10.43

Supplemental Executive Retirement Plan Second Amendment 2022 - incorporated herein by reference to Exhibit 10.43 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023*

10.44

Employment Agreement for Brett Hamilton, Executive Vice President and Chief Credit Officer, between First Northern Bank and Mr. Hamilton dated as of April 1, 2024 - incorporated herein by reference to Exhibit 10.44 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024*

10.45	Executive Retirement/Retention Participation Agreement for Brett Hamilton, Executive Vice President and Chief Credit Officer, between First Northern Bank and Mr. Hamilton dated as of April 1, 2024 – incorporated herein by reference to Exhibit 10.45 of the Company’s Quarterly Reports on Form 10-Q for the quarter ended September 30, 2025*

10.46	Executive Retirement/Retention Participation Agreement for Executive Vice President/Chief Financial Officer Kevin Spink, between First Northern Bank and Mr. Spink, effective January 6, 2026 – incorporated herein by reference to Exhibit 10.1 of the Company’s Form 8-K dated January 6, 2026*

10.47	Supplemental Executive Retirement Plan Participation Agreement for Executive Vice President/Chief Credit Officer Brett Hamilton, between First Northern Bank and Mr. Hamilton, effective January 6, 2026 – incorporated herein by reference to Exhibit 10.2 of the Company’s Form 8-K dated January 6, 2026*

10.48	First Northern Community Bancorp 2026 Stock Incentive Plan – incorporated herein by reference to Exhibit 10.1 of the Company’s Quarterly Reports on Form 10-Q for the quarter ended June 30, 2025*

10.49	First Northern Community Bancorp 2026 Employee Stock Purchase Plan – incorporated herein by reference to Exhibit 10.2 of the Company’s Form 10-Q for the quarter ended June 30, 2025*

10.50	First Northern Community Bancorp 2026 Stock Incentive Plan Form of Restricted Stock Award Agreement – provided herewith*

14.1	The Company's Code of Conduct – incorporated herein by reference to Exhibit 14.1 of the Company's Form 10K dated March 7, 2025

19.1	The Company's Insider Trading Policy – included in Exhibit 14.1

21.1	Subsidiary of the Company – provided herewith

23.1	Consent of independent registered public accounting firm – provided herewith

31.1	Rule 13(a) – 14(a) / 15(d) –14(a) Certification of the Company’s Chief Executive Officer – provided herewith

31.2	Rule 13(a) – 14(a) / 15(d) –14(a) Certification of the Company’s Chief Financial Officer – provided herewith

32.1**	Section 1350 Certification of the Chief Executive Officer – provided herewith

32.2**	Section 1350 Certification of the Chief Financial Officer – provided herewith

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

ITEM 16 – FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2026.

FIRST NORTHERN COMMUNITY BANCORP

By:	/s/ Jeremiah Z. Smith

Jeremiah Z. Smith
President/Chief Executive Officer/Director
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jeremiah Z. Smith	President/Chief Executive Officer/Director	March 12, 2026
Jeremiah Z. Smith	(Principal Executive Officer)

/s/ Kevin Spink	Executive Vice President/Chief Financial Officer	March 12, 2026
Kevin Spink	(Principal Financial Officer and Principal Accounting Officer)

/s/ RICHARD A. BEDOYA	Director	March 12, 2026
Richard A. Bedoya

/s/ PATRICK R. BRADY	Director	March 12, 2026
Patrick R. Brady

/s/ JOHN M. CARBAHAL	Director	March 12, 2026
John M. Carbahal

/s/ GREGORY DUPRATT	Director	March 12, 2026
Gregory DuPratt

/s/ BARBARA HAYES	Director	March 12, 2026
Barbara Hayes

/s/ RICHARD M. MARTINEZ	Director and Vice Chairman of the Board	March 12, 2026
Richard M. Martinez

/s/ SEAN P. QUINN	Director and Chairman of the Board	March 12, 2026
Sean P. Quinn

/s/ MARK C. SCHULZE	Director	March 12, 2026
Mark C. Schulze

/s/ JEAN-LUC SERVAT	Director	March 12, 2026
Jean-Luc Servat

/s/ LOUISE A. WALKER	Director	March 12, 2026
Louise A. Walker