Form 10-Q
period 2026-03-31
FIRST NORTHERN COMMUNITY BANCORP
filed 2026-05-07
CIK 1114927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 000-30707

First Northern Community Bancorp

(Exact name of registrant as specified in its charter)

California	68-0450397
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

195 N. First Street, Dixon, California	95620
(Address of principal executive offices)	(Zip Code)

707-678-3041

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbols(s)	Name of each exchange on which registered
Common stock, without par value	FNRN	The Nasdaq Stock Market

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

The number of shares of Common Stock outstanding as of May 4, 2026 was 16,407,006.

FIRST NORTHERN COMMUNITY BANCORP

INDEX

PART I – FINANCIAL INFORMATION

FIRST NORTHERN COMMUNITY BANCORP

ITEM I. – FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)	March 31, 2026	December 31, 2025

Assets

Cash and cash equivalents	$139,584	$145,554
Certificates of deposit	10,172	10,180
Investment securities – available-for-sale, at estimated fair value, net of allowance for credit losses of $0; amortized cost of $649,921 at March 31, 2026 and $639,532 at December 31, 2025	623,282	617,243
Loans, net of allowance for credit losses of $14,803 at March 31, 2026 and $14,519 at December 31, 2025	1,064,622	1,050,473
Stock in Federal Home Loan Bank and other equity securities, at cost	10,871	10,871
Premises and equipment, net	8,968	8,711
Other real estate owned	1,241	1,241
Intangible assets, net	4,079	4,332
Interest receivable and other assets	61,729	62,345

Total Assets	$1,924,548	$1,910,950

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Demand deposits	$627,854	$632,128
Interest-bearing transaction deposits	444,163	438,901
Savings and MMDA's	482,722	466,453
Time, $250,000 or less	84,737	88,031
Time, over $250,000	55,222	53,630
Total deposits	1,694,698	1,679,143

Interest payable and other liabilities	16,051	19,789

Total Liabilities	1,710,749	1,698,932

Commitments and contingencies (Note 7)

Stockholders' Equity:
Common stock, no par value; 32,000,000 shares authorized; 16,409,660 shares issued and outstanding at March 31, 2026 and 16,406,281 shares issued and outstanding at December 31, 2025	134,069	134,566
Additional paid-in capital	977	977
Retained earnings	97,309	91,953
Accumulated other comprehensive loss, net	(18,556)	(15,478)
Total Stockholders’ Equity	213,799	212,018

Total Liabilities and Stockholders’ Equity	$1,924,548	$1,910,950

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended	Three months ended
(in thousands, except per share amounts)	March 31, 2026	March 31, 2025
Interest and dividend income:
Loans	$14,322	$13,602
Due from banks interest bearing accounts	1,204	888
Investment securities:
Taxable	4,434	4,348
Non-taxable	447	393
Other earning assets	555	272
Total interest and dividend income	20,962	19,503
Interest expense:
Deposits	3,758	3,560
Total interest expense	3,758	3,560
Net interest income	17,204	15,943
Provision for credit losses	300	850
Net interest income after provision for credit losses	16,904	15,093
Non-interest income:
Service charges on deposit accounts	416	422
Gains on sales of loans held-for-sale	18	14
Investment and brokerage services income	384	151
Loan servicing income	69	76
Debit card income	645	653
Losses on sales/calls of available-for-sale securities	—	(53)
Other income	208	190
Total non-interest income	1,740	1,453
Non-interest expenses:
Salaries and employee benefits	6,559	6,374
Occupancy and equipment	1,036	1,139
Data processing	1,133	1,096
Stationery and supplies	69	83
Advertising	82	133
Directors’ fees	53	47
Amortization of intangible assets	253	189
Other expense	1,847	2,529
Total non-interest expenses	11,032	11,590
Income before provision for income taxes	7,612	4,956
Provision for income taxes	1,706	1,285

Net income	$5,906	$3,671

Basic earnings per common share	$0.37	$0.22
Diluted earnings per common share	$0.36	$0.22

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended	Three months ended
(in thousands)	March 31, 2026	March 31, 2025
Net income	$5,906	$3,671
Other comprehensive (loss) income, net of tax:
Unrealized holding (losses) gains arising during the period, net of tax effect of $(1,272) and $3,713 for the three months ended March 31, 2026 and March 31, 2025, respectively	(3,078)	8,849
Less: reclassification adjustment due to losses realized on sales of securities, net of tax effect of $0 and $16 for the three months ended March 31, 2026 and March 31, 2025, respectively	—	37
Other comprehensive (loss) income, net of tax	$(3,078)	$8,886

Comprehensive income	$2,828	$12,557

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

					Accumulated
			Additional		Other
(in thousands, except share data)	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amounts	Capital	Earnings	Loss, net of tax	Total

Balance at December 31, 2024	15,943,051	$127,902	$977	$81,304	$(33,851)	$176,332
Net income				3,671		3,671
Other comprehensive income, net of taxes					8,886	8,886
Stock dividend adjustment	(616)	352		(352)		—
Cash in lieu of fractional shares	(129)			(8)		(8)
Stock-based compensation		198				198
Common shares issued related to restricted stock grants	64,807	—				—
Stock options exercised, net of swapped shares	17,936	—				—
Stock repurchase and retirement	(127,120)	(1,274)				(1,274)
Balance at March 31, 2025	15,897,929	$127,178	$977	$84,615	$(24,965)	$187,805

Balance at December 31, 2025	16,406,281	$134,566	$977	$91,953	$(15,478)	$212,018
Net income				5,906		5,906
Other comprehensive loss, net of taxes					(3,078)	(3,078)
Stock dividend adjustment	2,472	540		(540)		—
Cash in lieu of fractional shares	(138)			(10)		(10)
Stock-based compensation		115				115
Common shares issued related to restricted stock grants, net of forfeited shares	49,660	—				—
Stock options exercised, net of swapped shares	32,254	—				—
Stock repurchase and retirement	(80,869)	(1,152)				(1,152)
Balance at March 31, 2026	16,409,660	$134,069	$977	$97,309	$(18,556)	$213,799

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended	Three months ended
(in thousands)	March 31, 2026	March 31, 2025
Cash Flows From Operating Activities
Net income	$5,906	$3,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	241	250
Accretion and amortization of investment securities premiums and discounts, net	(457)	(336)
Increase in deferred loan origination costs, net	(254)	(226)
Amortization of core deposit intangible	253	189
Provision for credit losses	300	850
Stock-based compensation	115	198
Losses on sales/calls of available-for-sale securities	—	53
Amortization of operating lease right-of-use asset	217	218
Gains on sales of loans held-for-sale	(18)	(14)
Proceeds from sales of loans held-for-sale	1,437	1,083
Originations of loans held-for-sale	(1,419)	(1,484)
Gain on purchase of tax credits	(191)	—
Changes in assets and liabilities:
Increase in interest receivable and other assets	1,862	1,181
Decrease in interest payable and other liabilities	(3,738)	(2,213)
Net cash provided by operating activities	4,254	3,420

Cash Flows From Investing Activities
Proceeds from calls or maturities of available-for-sale securities	12,500	11,000
Proceeds from sales of available-for-sale securities	—	3,367
Principal repayments on available-for-sale securities	21,808	20,615
Purchases of available-for-sale securities	(44,240)	(25,399)
Proceeds from maturities of certificates of deposit	1,448	493
Purchases of certificates of deposit	(1,440)	—
Net (increase) decrease in loans	(14,195)	5,433
Purchases of premises and equipment	(498)	(96)
Net cash (used in) provided by investing activities	(24,617)	15,413

Cash Flows From Financing Activities
Net increase (decrease) in deposits	15,555	(25,282)
Cash dividends paid in lieu of fractional shares	(10)	(8)
Repurchases of common stock	(1,152)	(1,274)
Net cash provided by (used in) financing activities	14,393	(26,564)

Net decrease in Cash and Cash Equivalents	(5,970)	(7,731)
Cash and Cash Equivalents, beginning of period	145,554	119,448
Cash and Cash Equivalents, end of period	$139,584	$111,717

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$3,822	$4,163
Supplemental disclosures of non-cash investing and financing activities:
Stock dividend distributed	10,659	7,510
Unrealized holding (losses) gains on available-for-sale securities, net of taxes	(3,078)	8,886
Market value of shares tendered in-lieu of cash to pay for exercise of options	257	184
Transfer of premises and equipment to other real estate owned	—	1,241

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026 and 2025 and December 31, 2025

1.         BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of First Northern Community Bancorp (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. The results of operations for any interim period are not necessarily indicative of results expected for the full year. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 as filed with the Securities and Exchange Commission ("SEC"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. All material intercompany balances and transactions have been eliminated in consolidation.

2.         ACCOUNTING POLICIES

The most significant accounting policies followed by the Company are presented in Note 1 to the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. These policies, along with the disclosures presented in the other financial statement notes and in this discussion, provide information on how significant assets and liabilities are valued in the financial statements and how those values are determined.

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

3.         INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses, estimated fair values, and allowance for credit losses (ACL) of investments in debt and other securities at March 31, 2026 are summarized as follows:

	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	cost	gains	losses	fair value	ACL
Investment securities available-for-sale:
U.S. Treasury securities	$90,689	$186	$(563)	$90,312	$—
Securities of U.S. government agencies and corporations	85,803	292	(2,081)	84,014	—
Obligations of states and political subdivisions	77,766	181	(3,859)	74,088	—
Collateralized mortgage obligations	106,603	80	(12,378)	94,305	—
Mortgage-backed securities	289,060	795	(9,292)	280,563	—

Total debt securities	$649,921	$1,534	$(28,173)	$623,282	$—

The amortized cost, unrealized gains and losses and estimated fair values of investments in debt and other securities at December 31, 2025 are summarized as follows:

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

The Company generated $0 and $3,367,000 in proceeds from sales of available-for-sale securities for the three-month periods ended March 31, 2026 and 2025, respectively. There were no gross realized gains on sales or calls of available-for-sale securities for the three-month periods ended March 31, 2026 and 2025, respectively. Gross realized losses on sales or calls of available-for-sale securities were $0 and $53,000 for the three-month periods ended March 31, 2026 and 2025, respectively.

The amortized cost and estimated fair value of debt and other securities at March 31, 2026, by contractual maturity, are shown in the following table:

	Amortized	Estimated
(in thousands)	cost	fair value

Maturity in years:
Due in one year or less	$54,245	$53,954
Due after one year through five years	120,597	118,692
Due after five years through ten years	38,253	36,721
Due after ten years	41,163	39,047
Subtotal	254,258	248,414
Mortgage-backed securities & collateralized mortgage obligations	395,663	374,868
Total	$649,921	$623,282

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  In addition, factors such as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of March 31, 2026, follows:

(in thousands)	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	losses	Fair Value	losses	Fair Value	losses

U.S. Treasury securities	29,025	$(135)	$23,391	$(428)	$52,416	$(563)
Securities of U.S. government agencies and corporations	20,667	(228)	41,840	(1,853)	62,507	(2,081)
Obligations of states and political subdivisions	23,030	(382)	37,765	(3,477)	60,795	(3,859)
Collateralized mortgage obligations	22,939	(245)	55,122	(12,133)	78,061	(12,378)
Mortgage-backed securities	81,441	(781)	115,490	(8,511)	196,931	(9,292)
Total	$177,102	$(1,771)	$273,608	$(26,402)	$450,710	$(28,173)

One hundred and twenty-two securities, all considered investment grade, which had an aggregate fair value of $177,102,000 and a total unrealized loss of $1,771,000, have been in an unrealized loss position for less than twelve months as of March 31, 2026. Three hundred and twenty-six securities, all considered investment grade, which had an aggregate fair value of $273,608,000 and a total unrealized loss of $26,402,000, have been in an unrealized loss position for more than twelve months as of March 31, 2026.  The unrealized losses on the Company's investment securities were caused by market conditions for these types of investments, particularly changes in risk-free interest rates.  The decline in fair value is attributable to changes in interest rates and not credit quality, and the Company does not intend to sell the securities. The Company has concluded it is not more likely than not that the Company will be required to sell these securities prior to recovery of their anticipated cost basis. Therefore, as of March 31, 2026, the Company had not recorded an allowance for credit losses on these securities and the unrecognized or unrealized losses on these securities have not been recognized into income.

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

Investment securities carried at $92,313,000 and $95,479,000 at March 31, 2026 and December 31, 2025, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

4.         LOANS AND ALLOWANCE FOR CREDIT LOSSES

The composition of the Company’s loan portfolio, by loan class, as of March 31, 2026 and December 31, 2025 was as follows:

(in thousands)	March 31, 2026	December 31, 2025

Commercial	$178,015	$146,178
Commercial Real Estate	697,845	702,455
Agriculture	86,434	93,627
Residential Mortgage	96,754	100,684
Residential Construction	5,569	5,837
Consumer	13,821	15,478

	1,078,438	1,064,259
Allowance for credit losses	(14,803)	(14,519)
Deferred origination fees and costs, net	987	733

Loans, net	$1,064,622	$1,050,473

At March 31, 2026 and December 31, 2025, all loans were pledged under a blanket collateral lien to secure actual or potential borrowings from the Federal Home Loan Bank (“FHLB”).

Allowance for Credit Losses

The following tables summarize the activity in the allowance for credit losses on loans which is recorded as a contra asset, and the reserve for unfunded commitments which is recorded on the condensed consolidated balance sheet within other liabilities, as of and for the three months ended March 31, 2026 and March 31, 2025.

	Allowance for Credit Losses – Three months ended March 31, 2026
	Beginning			Provision	Ending
(in thousands)	Balance	Charge-offs	Recoveries	(Recovery)	Balance
Commercial	$2,425	$(139)	$3	$319	$2,608
Commercial Real Estate	9,343	—	—	(158)	9,185
Agriculture	1,074	—	20	55	1,149
Residential Mortgage	1,005	—	—	207	1,212
Residential Construction	376	—	—	(12)	364
Consumer	296	(1)	1	(11)	285
Allowance for credit losses on loans	14,519	(140)	24	400	14,803
Reserve for unfunded commitments	1,200	—	—	(100)	1,100
Total	$15,719	$(140)	$24	$300	$15,903

	Allowance for Credit Losses – Three months ended March 31, 2025
	Beginning			Provision	Ending
(in thousands)	Balance	Charge-offs	Recoveries	(Recovery)	Balance
Commercial	$1,622	$(10)	$65	$387	$2,064
Commercial Real Estate	10,245	—	—	(1,374)	8,871
Agriculture	1,555	—	—	2,377	3,932
Residential Mortgage	1,779	—	—	(799)	980
Residential Construction	433	—	—	(26)	407
Consumer	251	(6)	1	35	281
Allowance for credit losses on loans	15,885	(16)	66	600	16,535
Reserve for unfunded commitments	700	—	—	250	950
Total	$16,585	$(16)	$66	$850	$17,485

The Company utilizes three economic variables, forecasted unemployment, gross domestic product and single-family home prices, as loss drivers for its allowance for credit losses. During the quarter ended March 31, 2026, the levels of forecasted gross domestic product and single-family home prices improved. The Company recorded provision expense totaling $300,000 for the three months ended March 31, 2026, primarily due to an increase in qualitative factors to incorporate additional risk related to geopolitical matters. Management believes the allowance for credit losses at March 31, 2026 appropriately reflected expected credit losses in the loan portfolio at that date.

Collateral Dependent Loans

In accordance with ASC 326, a loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. All loans individually analyzed were collateral dependent loans as of March 31, 2026 and December 31, 2025. The following table presents the amortized cost basis of collateral dependent loans by class, which are individually evaluated to determine expected credit losses, as of March 31, 2026 and December 31, 2025:

March 31, 2026

(in thousands)	Secured by 1-4 Family Residential Properties-1st lien	Secured by 1-4 Family Residential Properties-junior lien	Secured by 1-4 Family Residential Properties-revolving	Commercial	Construction and Land Development
Commercial	$—	$—	$—	$139	$—
Commercial Real Estate	—	—	—	—	—
Agriculture	—	—	—	—	—
Residential Mortgage	162	—	—	—	—
Residential Construction	—	—	—	—	—
Consumer	—	213	283	—	—
Total	$162	$213	$283	$139	$—

			Secured by	Secured by
			Owner-occupied,	Other
			Nonfarm	Nonfarm
	Secured by	Agriculture	Nonresidential	Nonresidential
(in thousands)	Farmland	Production	Properties	Properties	Total
Commercial	$—	$—	$—	$—	$139
Commercial Real Estate	—	—	909	—	909
Agriculture	538	2,674	—	—	3,212
Residential Mortgage	—	—	—	—	162
Residential Construction	—	—	—	—	—
Consumer	—	—	—	—	496
Total	$538	$2,674	$909	$—	$4,918

December 31, 2025

(in thousands)	Secured by 1-4 Family Residential Properties-1st lien	Secured by 1-4 Family Residential Properties-junior lien	Secured by 1-4 Family Residential Properties-revolving	Commercial	Construction and Land Development
Commercial	$—	$—	$—	$139	$—
Commercial Real Estate	—	—	—	—	—
Agriculture	—	—	—	—	—
Residential Mortgage	174	—	—	—	—
Residential Construction	—	—	—	—	—
Consumer	—	255	382	—	—
Total	$174	$255	$382	$139	$—

			Secured by	Secured by
			Owner-occupied,	Other
			Nonfarm	Nonfarm
	Secured by	Agriculture	Nonresidential	Nonresidential
(in thousands)	Farmland	Production	Properties	Properties	Total
Commercial	$—	$—	$—	$—	$139
Commercial Real Estate	—	—	—	657	657
Agriculture	662	3,761	—	—	4,423
Residential Mortgage	—	—	—	—	174
Residential Construction	—	—	—	—	—
Consumer	—	—	—	—	637
Total	$662	$3,761	$—	$657	$6,030

Foreclosure Proceedings

The Company had no residential real estate property in the process of foreclosure at March 31, 2026 and December 31, 2025.

Non-accrual and Past Due Loans

The Company’s loans by delinquency and non-accrual status, as of March 31, 2026 and December 31, 2025, was as follows:

			90 days		Total
	30-59 days	60-89 days	or More		Past Due &	Current &		Nonaccrual
	Past Due &	Past Due &	Past Due &	Nonaccrual	Nonaccrual	Accruing	Total	Loans with
(in thousands)	Accruing	Accruing	Accruing	Loans	Loans	Loans	Loans	No ACL
March 31, 2026
Commercial	$328	$397	$—	$139	$864	$177,151	$178,015	$139
Commercial Real Estate	715	—	—	909	1,624	696,221	697,845	909
Agriculture	—	—	—	3,212	3,212	83,222	86,434	3,212
Residential Mortgage	457	—	—	162	619	96,135	96,754	162
Residential Construction	—	—	—	—	—	5,569	5,569	—
Consumer	—	—	—	496	496	13,325	13,821	496
Total	$1,500	$397	$—	$4,918	$6,815	$1,071,623	$1,078,438	$4,918

December 31, 2025
Commercial	$470	$597	$—	$139	$1,206	$144,972	$146,178	$139
Commercial Real Estate	231	—	—	657	888	701,567	702,455	657
Agriculture	—	1	—	4,423	4,424	89,203	93,627	4,423
Residential Mortgage	691	—	—	174	865	99,819	100,684	174
Residential Construction	—	—	—	—	—	5,837	5,837	—
Consumer	—	—	—	637	637	14,841	15,478	637
Total	$1,392	$598	$—	$6,030	$8,020	$1,056,239	$1,064,259	$6,030

The Company recognized $2,000 and $0 of interest income on nonaccrual loans during the three months ended March 31, 2026 and March 31, 2025, respectively.

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

The amortized cost basis of loans that were experiencing both financial difficulty and modification during the three months ended March 31, 2026 were as follows:

(in thousands, except percentages)	Term Extension	Payment Delay	Total Class of Financing Receivable

Commercial	$855	$—	0.48%
Commercial Real Estate	—	888	0.13%
Agriculture	1,141	—	1.32%
Residential Mortgage	—	—	—
Residential Construction	—	—	—
Consumer	—	—	—
Total	$1,996	$888	0.27%

The amortized cost basis of loans that were experiencing both financial difficulty and modification during the three months ended March 31, 2025 were as follows:

Combination
		Term Extension and	Total Class of
(in thousands, except percentages)	Term Extension	Payment Delay	Financing Receivable

Commercial	$73	$91	0.12%
Commercial Real Estate	—	—	—
Agriculture	—	—	—
Residential Mortgage	—	—	—
Residential Construction	—	—	—
Consumer	—	—	—
Total	$73	$91	0.02%

The Company had no commitments to lend additional funds to borrowers whose loans were modified at March 31, 2026 and March 31, 2025.

The following table presents the financial effect of the loan modifications to borrowers experiencing financial difficulty during the three-month period ended March 31, 2026:

	Weighted-Average	Weighted-Average
	Interest Rate	Term Extension
	Reduction	(in months)
Commercial	—	5
Commercial Real Estate	—	—
Agriculture	—	6
Residential Mortgage	—	—
Residential Construction	—	—
Consumer	—	—
Total	—	6

The following table presents the financial effect of the loan modifications to borrowers experiencing financial difficulty during the three-month period ended March 31, 2025:

	Weighted-Average	Weighted-Average
	Interest Rate	Term Extension
	Reduction	(in months)
Commercial	—	40
Commercial Real Estate	—	—
Agriculture	—	—
Residential Mortgage	—	—
Residential Construction	—	—
Consumer	—	—
Total	—	40

Loans that were modified within the previous twelve months were current on payments as of March 31, 2026 and March 31, 2025.  There were no loans modified within the previous twelve months and for which there was a payment default during the three month periods ended March 31, 2026 and March 31, 2025.

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently become uncollectible, the loan (or a portion of the loan) is written off. Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the ACL is adjusted by the same amount.

Credit Quality Indicators

All loans are rated using the credit risk ratings and criteria adopted by the Company.  Risk ratings are adjusted as future circumstances warrant.  All credits risk rated 1, 2, 3, 4 or 5 equate to a Pass as indicated by Federal and State bank regulatory agencies; a 6 equates to a Special Mention; a 7 equates to Substandard; an 8 equates to Doubtful; and a 9 equates to a Loss.  For the definitions of each risk rating, see Note 3 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025.

The following tables present the loan portfolio by loan class, origination year, and internal risk rating as of March 31, 2026. Generally, existing term loans that were re-underwritten are reflected in the table in the year of renewal. Lines of credit that have a conversion feature at the time of origination, such as construction to permanent loans, are presented by year of origination. Revolving loans converted to term loans totaled $5,954,000 and $1,780,000 as of March 31, 2026 and December 31, 2025, respectively.

	Term Loans Amortized Cost Basis by Origination Year - As of March 31, 2026
							Revolving
							Loans
							Amortized
(in thousands)	2026	2025	2024	2023	2022	Prior	Cost Basis	Total
Commercial
Pass	$43,663	$45,697	$36,081	$9,376	$8,216	$9,541	$20,993	$173,567
Special Mention	400	40	—	—	—	—	1,670	2,110
Substandard	—	115	109	—	—	604	1,510	2,338
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Commercial loans	$44,063	$45,852	$36,190	$9,376	$8,216	$10,145	$24,173	$178,015
Year-to-date Charge-offs	—	—	(70)	—	—	—	(69)	(139)
Year-to-date Recoveries	—	—	2	1	—	—	—	3
Year-to-date Net Charge-offs	—	—	(68)	1	—	—	(69)	(136)

Commercial Real Estate
Pass	$3,188	$50,263	$60,911	$106,218	$150,861	$294,707	$355	$666,503
Special Mention	—	—	2,840	—	12,281	5,303	—	20,424
Substandard	—	—	—	643	3,398	6,877	—	10,918
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Commercial Real Estate loans	$3,188	$50,263	$63,751	$106,861	$166,540	$306,887	$355	$697,845
Year-to-date Charge-offs	—	—	—	—	—	—	—	—
Year-to-date Recoveries	—	—	—	—	—	—	—	—
Year-to-date Net Charge-offs	—	—	—	—	—	—	—	—

Agriculture
Pass	$5,877	$7,845	$2,846	$6,102	$15,406	$27,182	$12,085	$77,343
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	2,617	4,616	1,858	9,091
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Agriculture loans	$5,877	$7,845	$2,846	$6,102	$18,023	$31,798	$13,943	$86,434
Year-to-date Charge-offs	—	—	—	—	—	—	—	—
Year-to-date Recoveries	—	—	—	—	20	—	—	20
Year-to-date Net Charge-offs	—	—	—	—	20	—	—	20

	Term Loans Amortized Cost Basis by Origination Year - As of March 31, 2026
							Revolving
							Loans
							Amortized
(in thousands)	2026	2025	2024	2023	2022	Prior	Cost Basis	Total
Residential Mortgage
Pass	$—	$3,435	$4,383	$16,141	$22,047	$50,316	$—	$96,322
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	267	165	—	432
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Residential Mortgage loans	$—	$3,435	$4,383	$16,141	$22,314	$50,481	$—	$96,754
Year-to-date Charge-offs	—	—	—	—	—	—	—	—
Year-to-date Recoveries	—	—	—	—	—	—	—	—
Year-to-date Net Charge-offs	—	—	—	—	—	—	—	—

Residential Construction
Pass	$1,310	$1,769	$—	$1,089	$484	$917	$—	$5,569
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Residential Construction loans	$1,310	$1,769	$—	$1,089	$484	$917	$—	$5,569
Year-to-date Charge-offs	—	—	—	—	—	—	—	—
Year-to-date Recoveries	—	—	—	—	—	—	—	—
Year-to-date Net Charge-offs	—	—	—	—	—	—	—	—

Consumer
Pass	$—	$218	$53	$56	$1,054	$460	$11,394	$13,235
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	586	586
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Consumer loans	$—	$218	$53	$56	$1,054	$460	$11,980	$13,821
Year-to-date Charge-offs	—	(1)	—	—	—	—	—	(1)
Year-to-date Recoveries	—	—	—	—	—	1	—	1
Year-to-date Net Charge-offs	—	(1)	—	—	—	1	—	—

Total Loans
Pass	$54,038	$109,227	$104,274	$138,982	$198,068	$383,123	$44,827	$1,032,539
Special Mention	400	40	2,840	—	12,281	5,303	1,670	22,534
Substandard	—	115	109	643	6,282	12,262	3,954	23,365
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Loans	$54,438	$109,382	$107,223	$139,625	$216,631	$400,688	$50,451	$1,078,438
Year-to-date Charge-offs	$—	$(1)	$(70)	$—	$—	$—	$(69)	$(140)
Year-to-date Recoveries	$—	$—	$2	$1	$20	$1	$—	$24
Year-to-date Net Charge-offs	$—	$(1)	$(68)	$1	$20	$1	$(69)	$(116)

	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2025
							Revolving
							Loans
							Amortized
(in thousands)	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Commercial
Pass	$53,724	$37,264	$9,628	$9,008	$4,473	$4,964	$24,740	$143,801
Special Mention	73	—	—	—	—	—	324	397
Substandard	45	83	1	44	—	635	1,172	1,980
Doubtful/Loss					—	—	—	—
Total Commercial loans	$53,842	$37,347	$9,629	$9,052	$4,473	$5,599	$26,236	$146,178
Year-to-date Charge-offs	—	(119)	(83)	—	(13)	—	(433)	(648)
Year-to-date Recoveries	—	1	256	—	—	16	—	273
Year-to-date Net Charge-offs	—	(118)	173	—	(13)	16	(433)	(375)

Commercial Real Estate
Pass	$48,023	$60,279	$109,879	$152,463	$158,456	$141,544	$373	$671,017
Special Mention	1,084	2,854	—	12,487	2,013	2,786	—	21,224
Substandard	372	—	657	3,415	—	5,770	—	10,214
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Commercial Real Estate loans	$49,479	$63,133	$110,536	$168,365	$160,469	$150,100	$373	$702,455
Year-to-date Charge-offs	—	—	(26)	—	—	—	—	(26)
Year-to-date Recoveries	—	—	—	—	—	—	—	—
Year-to-date Net Charge-offs	—	—	(26)	—	—	—	—	(26)

Agriculture
Pass	$11,029	$2,970	$3,426	$15,496	$17,593	$13,004	$19,121	$82,639
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	58	2,717	4,739	—	3,474	10,988
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Agriculture loans	$11,029	$2,970	$3,484	$18,213	$22,332	$13,004	$22,595	$93,627
Year-to-date Charge-offs	—	—	—	(176)	—	—	(298)	(474)
Year-to-date Recoveries	—	—	—	—	—	—	—	—
Year-to-date Net Charge-offs	—	—	—	(176)	—	—	(298)	(474)

	Term Loans Amortized Cost Basis by Origination Year - As of December 31, 2025
							Revolving
							Loans
							Amortized
(in thousands)	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Residential Mortgage
Pass	$3,451	$4,755	$17,156	$22,718	$24,516	$27,642	$—	$100,238
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	270	32	144	—	446
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Residential Mortgage loans	$3,451	$4,755	$17,156	$22,988	$24,548	$27,786	$—	$100,684
Year-to-date Charge-offs	(5)	—	—	—	—	—	—	(5)
Year-to-date Recoveries	—	—	—	—	—	—	—	—
Year-to-date Net Charge-offs	(5)	—	—	—	—	—	—	(5)

Residential Construction
Pass	$1,665	$1,451	$1,176	$487	$1,058	$—	$—	$5,837
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Residential Construction loans	$1,665	$1,451	$1,176	$487	$1,058	$—	$—	$5,837
Year-to-date Charge-offs	—	—	—	—	—	—	—	—
Year-to-date Recoveries	—	—	—	—	—	—	—	—
Year-to-date Net Charge-offs	—	—	—	—	—	—	—	—

Consumer
Pass	$233	$59	$69	$1,063	$94	$376	$12,923	$14,817
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	661	661
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Consumer loans	$233	$59	$69	$1,063	$94	$376	$13,584	$15,478
Year-to-date Charge-offs	(16)	(3)	—	—	—	—	—	(19)
Year-to-date Recoveries	8	—	—	—	—	—	25	33
Year-to-date Net Charge-offs	(8)	(3)	—	—	—	—	25	14

Total Loans
Pass	$118,125	$106,778	$141,334	$201,235	$206,190	$187,530	$57,157	$1,018,349
Special Mention	1,157	2,854	—	12,487	2,013	2,786	324	21,621
Substandard	417	83	716	6,446	4,771	6,549	5,307	24,289
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Loans	$119,699	$109,715	$142,050	$220,168	$212,974	$196,865	$62,788	$1,064,259
Year-to-date Charge-offs	$(21)	$(122)	$(109)	$(176)	$(13)	$—	$(731)	$(1,172)
Year-to-date Recoveries	$8	$1	$256	$—	$—	$16	$25	$306
Year-to-date Net Charge-offs	$(13)	$(121)	$147	$(176)	$(13)	$16	$(706)	$(866)

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold.  The Company sold a substantial portion of its portfolio of conforming long-term residential mortgage loans originated during the three months ended March 31, 2026 for cash proceeds equal to the fair value of the loans. The Company serviced real estate mortgage loans for others totaling $158,935,000 and $162,644,000 at March 31, 2026 and December 31, 2025, respectively.

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

Key assumptions used in measuring the fair value of mortgage servicing rights as of March 31, 2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025

Constant prepayment rate	7.56%	7.53%
Discount rate	9.50%	9.50%
Weighted average life (years)	7.10	7.24

The following table summarizes the changes to the Company’s mortgage servicing rights assets as of the periods presented.  Mortgage servicing rights are included in Interest Receivable and Other Assets on the condensed consolidated balance sheets.

(in thousands)	December 31, 2025	Additions	Reductions	March 31, 2026

Mortgage servicing rights	$1,159	$12	$(45)	$1,126
Valuation allowance	—	—	—	—
Mortgage servicing rights, net of valuation allowance	$1,159	$12	$(45)	$1,126

At March 31, 2026 and December 31, 2025, the estimated fair market value of the Company’s mortgage servicing rights assets was $1,743,000 and $1,748,000, respectively. The fair value of mortgage servicing rights during 2026 remained relatively stable, reflecting minimal movement in key assumptions and minimal additions during the three months ended March 31, 2026.

The Company received contractually specified servicing fees of $102,000 and $109,000 for the three months ended March 31, 2026 and March 31, 2025, respectively. Loan servicing income on the condensed consolidated statements of income includes contractually specified servicing fees, mortgage servicing rights additions, amortization and changes in the valuation allowance.

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

Assets Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025.

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
(in thousands)		Identical Assets	Inputs	Inputs
March 31, 2026	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$90,312	$90,312	$—	$—
Securities of U.S. government agencies and corporations	84,014	—	84,014	—
Obligations of states and political subdivisions	74,088	—	74,088	—
Collateralized mortgage obligations	94,305	—	94,305	—
Mortgage-backed securities	280,563	—	280,563	—
Total investments at fair value	$623,282	$90,312	$532,970	$—

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
(in thousands)		Identical Assets	Inputs	Inputs
December 31, 2025	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$87,556	$87,556	$—	$—
Securities of U.S. government agencies and corporations	85,344	—	85,344	—
Obligations of states and political subdivisions	75,003	—	75,003	—
Collateralized mortgage obligations	92,284	—	92,284	—
Mortgage-backed securities	277,056	—	277,056	—
Total investments at fair value	$617,243	$87,556	$529,687	$—

Assets Recorded at Fair Value on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of March 31, 2026 and December 31, 2025.

(in thousands)	Carrying
March 31, 2026	Value	Level 1	Level 2	Level 3
Collateral dependent loans	$815	$—	$—	$815
Total assets at fair value	$815	$—	$—	$815

(in thousands)	Carrying
December 31, 2025	Value	Level 1	Level 2	Level 3
Collateral dependent loans	$835	$—	$—	$835
Total assets at fair value	$835	$—	$—	$835

There were no liabilities measured at fair value on a recurring or non-recurring basis at March 31, 2026 and December 31, 2025.

Key methods and assumptions used in measuring the fair value of collateral dependent loans as of March 31, 2026 were as follows:

	Method	Assumption Inputs

Collateral dependent loans	Collateral, market, income, enterprise, liquidation	External appraised values, management assumptions regarding market trends or other relevant factors, selling costs generally ranging from 6% to 10%

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

Disclosures about Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments for the periods ended March 31, 2026 and December 31, 2025 were approximately as follows:

		March 31, 2026		December 31, 2025
		Carrying	Fair	Carrying	Fair
	Level	amount	value	amount	value
(in thousands)
Financial assets:
Cash and cash equivalents	1	$139,584	$139,584	$145,554	$145,554
Certificates of deposit	2	10,172	10,217	10,180	10,243
Stock in Federal Home Loan Bank and other equity securities	3	10,871	10,871	10,871	10,871
Loans receivable:
Net loans	3	1,064,622	1,000,128	1,050,473	990,239
Interest receivable	2	7,299	7,299	7,348	7,348
Mortgage servicing rights	3	1,126	1,743	1,159	1,748
Financial liabilities:
Time deposits	3	139,959	139,912	141,661	141,713
Interest payable	2	660	660	724	724

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

Financial instruments, whose contract amounts represent credit risk at the indicated periods, were as follows:

(in thousands)	March 31, 2026	December 31, 2025
Undisbursed loan commitments	$139,306	$131,306
Standby letters of credit	1,038	1,038
Commitments to sell loans	770	—
	$141,114	$132,344

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank issues both financial and performance standby letters of credit.  The financial standby letters of credit are primarily to guarantee payment to third parties.  At March 31, 2026 and December 31, 2025, there were no financial standby letters of credit outstanding.  The performance standby letters of credit are typically issued to municipalities as specific performance bonds.  Performance standby letters of credit totaled $1,038,000 for each of the periods ended  March 31, 2026 and December 31, 2025.  The Bank had experienced no draws on outstanding letters of credit, resulting in no related liability included on its balance sheet; however, should a triggering event occur, the Bank either has collateral in excess of the letter of credit or embedded agreements of recourse from the customer. The Bank has set aside a reserve for unfunded commitments in the amount of $1,100,000 and $1,200,000 at March 31, 2026 and December 31, 2025, respectively, which is recorded in "interest payable and other liabilities" on the condensed consolidated balance sheets.

Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans.  As of March 31, 2026 and December 31, 2025, the Company had no off-balance sheet derivatives requiring additional disclosure.

The Company may enter into interest rate lock commitments in connection with its mortgage banking activities to fund residential mortgage loans within specified times in the future. These commitments expose the Company to the risk that the price of the loan underlying the interest rate lock commitment might decline from the inception of the interest rate lock to the funding of the mortgage loan. To protect against this risk, the Company may enter into commitments to sell loans to economically hedge the risk of potential changes in the value of the loans that would result from the commitment. These commitments totaled $770,000 and $0 at  March 31, 2026 and  December 31, 2025, respectively. Mortgage loans sold to investors may be sold with servicing rights retained, for which the Company makes only standard legal representations and warranties as to meeting certain underwriting and collateral documentation standards. Management believes that any liabilities that may result from such recourse provisions are not significant.

8.         STOCK PLANS

On January 22, 2026, the Board of Directors of the Company declared a 5% stock dividend payable as of March 25, 2026 to shareholders of record as of February 27, 2026.  All stock options and restricted stock amounts outstanding have been adjusted to give retroactive effect to stock dividends.

The following table presents the activity related to stock options for the three months ended March 31, 2026.

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
	Shares	Price	Value	Term (in years)
Options outstanding at Beginning of Period	422,527	$7.80
Granted	—	—
Expired	—	—
Cancelled / Forfeited	—	—
Exercised	(52,552)	4.90
Options outstanding at End of Period	369,975	$8.21	$2,842,951	3.25
Exercisable (vested) at End of Period	369,975	$8.21	$2,842,951	3.25

The intrinsic value of options exercised was $466,000 and $179,000 during the three months ended March 31, 2026 and March 31, 2025, respectively. The fair value of awards vested was $25,000 during each of the three months ended March 31, 2026 and March 31, 2025.

As of March 31, 2026, there was no unrecognized compensation cost related to non-vested stock options.

There was $6,000 of recognized compensation cost related to stock options granted for each of the three months ended March 31, 2026 and March 31, 2025.

The following table presents the activity related to non-vested restricted stock for the three months ended March 31, 2026.

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Grant Date	Intrinsic	Contractual
	Shares	Fair Value	Value	Term (in years)
Non-vested Restricted stock outstanding at Beginning of Period	283,907	$8.05
Granted	60,079	13.99
Cancelled / Forfeited	(7,936)	8.26
Exercised/Released/Vested	(49,776)	8.49
Non-vested restricted stock outstanding at End of Period	286,274	$9.21	$4,548,894	3.20

The weighted average fair value of restricted stock granted during the three months ended March 31, 2026 was $13.99 per share.

As of March 31, 2026, there was $1,557,000 of total unrecognized compensation cost related to non-vested restricted stock.  This cost is expected to be recognized over a weighted average period of approximately 3.20 years.

There was $94,000 and $184,000 of recognized compensation cost related to restricted stock awards for the three months ended March 31, 2026 and March 31, 2025, respectively.

The Company has an Employee Stock Purchase Plan (“ESPP”).  There are 315,000 shares authorized for issuance under the ESPP. The total number of shares authorized has been adjusted to give retroactive effect to stock dividends and stock splits, including the 5% stock dividend declared on January 22, 2026, payable March 25, 2026 to shareholders of record as of February 27, 2026. The ESPP will expire on March 15, 2036.

The ESPP is implemented by participation periods of not more than twenty-seven months each.  The Board of Directors determines the commencement date and duration of each participation period. The Board of Directors approved the current participation period of December 2, 2025 to November 23, 2026.  An eligible employee is one who has been continually employed for at least 90 days prior to commencement of a participation period. Under the terms of the ESPP, employees can choose to have up to 10 percent of their compensation withheld to purchase the Company’s common stock each participation period.  The purchase price of the stock is 85 percent of the lower of the fair value on the last trading day before the date of participation or the fair value on the last trading day during the participation period.

As of March 31, 2026, there was $46,000 unrecognized compensation cost related to ESPP issuances. This cost is expected to be recognized over a weighted average period of approximately 0.75 years.

There was $15,000 and $8,000 of recognized compensation cost related to ESPP issuances for the three months ended March 31, 2026 and March 31, 2025, respectively.

The weighted average fair value at issuance date during the three months ended March 31, 2026 was $2.79 per share.

A summary of the weighted average assumptions used in valuing ESPP issuances during the three months ended March 31, 2026 is presented below.

Three Months Ended
March 31, 2026
Risk Free Interest Rate	3.59%

Expected Dividend Yield	0.00%

Expected Life in Years	1.00

Expected Price Volatility	13.67%

9.         ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table details activity in accumulated other comprehensive income (loss) for the three months ended March 31, 2026.

				Accumulated
	Unrealized	Officers’	Directors’	other
	losses on	retirement	retirement	comprehensive
(in thousands)	securities	plan	plan	loss
Balance as of December 31, 2025	$(15,769)	$221	$70	$(15,478)
Current period other comprehensive loss	(3,078)	—	—	(3,078)
Balance as of March 31, 2026	$(18,847)	$221	$70	$(18,556)

The following table details activity in accumulated other comprehensive income (loss) for the three months ended  March 31, 2025.

				Accumulated
	Unrealized	Officers’	Directors’	other
	gains (losses)	retirement	retirement	comprehensive
(in thousands)	on securities	plan	plan	gain (loss)
Balance as of December 31, 2024	$(34,157)	$207	$99	$(33,851)
Current period other comprehensive income	8,886	—	—	8,886
Balance as of March 31, 2025	$(25,271)	$207	$99	$(24,965)

10.       OUTSTANDING SHARES AND EARNINGS PER SHARE

On January 22, 2026, the Board of Directors of the Company declared a 5% stock dividend payable March 25, 2026 to shareholders of record as of February 27, 2026.  All income per share amounts have been adjusted to give retroactive effect to stock dividends.

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

The following table presents a reconciliation of basic and diluted EPS for the three months ended March 31, 2026 and 2025:

	Three months ended
	March 31,
(in thousands, except share and per share amounts):	2026	2025
Basic earnings per share:
Net income	$5,906	$3,671

Weighted average common shares outstanding	16,133,555	16,420,431
Basic EPS	$0.37	$0.22

Diluted earnings per share:
Net income	$5,906	$3,671

Weighted average common shares outstanding	16,133,555	16,420,431

Effect of dilutive shares	356,607	241,128

Adjusted weighted average common shares outstanding	16,490,162	16,661,559
Diluted EPS	$0.36	$0.22

Stock options not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 0 shares and 29,653 shares for the three months ended March 31, 2026 and 2025, respectively.  Restricted stock not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 26,949 shares and 1,225 shares for the three months ended March 31, 2026 and 2025, respectively.

11.       LEASES

The Company leases ten branch and administrative locations under operating leases expiring on various dates through 2035. Leases with an initial term of 12 months or less are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term.  The Company had no financing leases as of March 31, 2026.

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

The Company had right-of-use assets totaling $5,072,000 and $5,393,000 as of March 31, 2026 and December 31, 2025, respectively. Right-of-use assets are included in Interest receivable and other assets on the condensed consolidated balance sheets. The Company had lease liabilities totaling $5,567,000 and $5,795,000 as of March 31, 2026 and December 31, 2025, respectively. Lease liabilities are included in Interest payable and other liabilities on the condensed consolidated balance sheets. The Company recognized lease expense totaling $292,000 and $283,000 for the three-month periods ended March 31, 2026 and 2025, respectively. Lease expense includes operating lease costs, short-term lease costs and variable lease costs. Lease expense is included in occupancy and equipment expense on the condensed consolidated statements of income.

The table below summarizes the maturity of remaining lease liabilities at March 31, 2026:

(in thousands)	March 31, 2026
2026 (remaining 9 months)	$810
2027	1,029
2028	1,074
2029	1,025
2030	697
2031 and thereafter	1,672
Total lease payments	6,307
Less: interest	(740)
Present value of lease liabilities	$5,567

The following table presents supplemental cash flow information related to leases for the three months ended March 31, 2026:

	Three months ended
	March 31,
(in thousands)	2026	2025

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$278	$260
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$—

The following table presents the weighted average operating lease term and discount rate as of March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025

Weighted-average remaining lease term – operating leases, in years	6.33	6.52
Weighted-average discount rate – operating leases	3.53%	3.51%

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

The accounting policies for the segment is consistent with those described in Note 1 - Summary of Significant Accounting Policies to the consolidated financial statements in the Company’s 2025 Form 10-K.

FIRST NORTHERN COMMUNITY BANCORP

ITEM 2. – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report may include forward-looking statements, which may include forecasts of our financial results and condition, expectations for our operations and business, and our assumptions for those forecasts and expectations. Do not rely unduly on forward-looking statements. Actual results might differ significantly compared to our forecasts, if any, and expectations. See Part I, Item 1A. “Risk Factors,” and the other risks described in our 2025 Form 10-K and Part II, Item 1A "Risk Factors" in this Quarterly Report on Form 10-Q and the other risks described in our Quarterly Reports on Form 10-Q, for factors to be considered when reading any forward-looking statements in this filing.

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

Readers of this document should not rely on any forward-looking statements, which reflect only our management’s belief as of the date of this report. There are numerous risks and uncertainties that could and will cause actual results to differ materially from those discussed in our forward-looking statements. Many of these factors are beyond our ability to control or predict and could have a material adverse effect on our financial condition and results of operations or prospects. Such risks and uncertainties include, but are not limited to those listed in Item 1A “Risk Factors” of Part II of this Form 10-Q, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I of this Form 10-Q and "Risk Factors" and “Supervision and Regulation” in our 2025 Form 10-K, and in our other reports to the SEC.

INTRODUCTION

This overview of Management’s Discussion and Analysis highlights selected information in this report and may not contain all of the information that is important to you.  For a more complete understanding of trends, events, commitments, uncertainties, liquidity, capital resources and critical accounting estimates, you should carefully read this entire report and our other reports to the SEC, together with our Consolidated Financial Statements and the Notes to Consolidated Financial Statements included in our 2025 Form 10-K.

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

Significant results and developments during the first quarter and year-to-date 2026 included:

●	Net income of $5.9 million for the three months ended March 31, 2026, up 60.9% from net income of $3.7 million earned for the same period last year.

●	Diluted income per share of $0.36 for the three months ended March 31, 2026, up 63.6% from diluted income per share of $0.22 for the same period last year.

●	Net interest income of $17.2 million for the three months ended March 31, 2026, up 7.9% from net interest income of $15.9 million for the same period last year.

●	Net interest margin of 3.83% for the three months ended March 31, 2026, up 5.2% from net interest margin of 3.64% for the same period last year.

●	Provision for credit losses of $0.3 million for the three months ended March 31, 2026, down 64.7% from provision for credit losses of $0.9 million for the same period last year.

●	Total assets of $1.92 billion as of March 31, 2026, up 0.7% from $1.91 billion as of December 31, 2025.

●	Total net loans (including loans held-for-sale) of $1.06 billion as of March 31, 2026, up 1.3% from $1.05 billion as of December 31, 2025.

●	Total investment securities of $623.3 million as of March 31, 2026, up 1.0% from $617.2 million as of December 31, 2025.

●	Total deposits of $1.69 billion as of March 31, 2026, up 0.9% from $1.68 billion as of December 31, 2025.

SUMMARY FINANCIAL DATA

The Company recorded net income of $5,906,000 for the three months ended March 31, 2026, representing an increase of $2,235,000, or 60.9%, from net income of $3,671,000 for the same period in 2025.

The following tables present a summary of the results for the three months ended March 31, 2026 and 2025, and a summary of financial condition at March 31, 2026 and December 31, 2025.

	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
(in thousands, except per share amounts and ratios)
For the Period:
Net Income	$5,906	$3,671
Basic Earnings Per Common Share	$0.37	$0.22
Diluted Earnings Per Common Share	$0.36	$0.22
Return on Average Assets (annualized)	1.24%	0.79%
Return on Average Equity (annualized)	11.21%	8.23%
Average Equity to Average Assets	11.10%	9.65%

	March 31, 2026	December 31, 2025
(in thousands, except ratios)
At Period End:
Total Assets	$1,924,548	$1,910,950
Total Investment Securities, at fair value	$623,282	$617,243
Total Loans, Net (including loans held-for-sale)	$1,064,622	$1,050,473
Total Deposits	$1,694,698	$1,679,143
Loan-To-Deposit Ratio	62.8%	62.6%

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income

	Three months ended			Three months ended
	March 31, 2026			March 31, 2025
	Average		Yield/	Average		Yield/
(in thousands, except percentages)	Balance	Interest	Rate (4)	Balance	Interest	Rate (4)
Assets
Interest-earning assets:
Loans (1)	$1,044,166	$14,322	5.56%	$1,042,559	$13,602	5.29%
Certificate of deposits	10,558	106	4.07%	15,868	161	4.11%
Interest bearing due from banks	125,045	1,098	3.56%	70,468	727	4.18%
Investment securities, taxable	573,637	4,434	3.13%	587,332	4,348	3.00%
Investment securities, non-taxable (2)	57,685	447	3.14%	50,403	393	3.16%
Other interest earning assets	10,870	555	20.71%	10,518	272	10.49%
Total average interest-earning assets	1,821,961	20,962	4.67%	1,777,148	19,503	4.45%
Non-interest-earning assets:
Cash and due from banks	29,481			34,338
Premises and equipment, net	8,693			9,145
Interest receivable and other assets	65,134			52,755
Total average assets	$1,925,269			$1,873,386

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	444,368	766	0.70%	432,335	691	0.65%
Savings and MMDA’s	475,494	1,809	1.54%	451,198	1,550	1.39%
Time, $250,000 or less	85,614	723	3.42%	99,503	973	3.97%
Time, over $250,000	55,793	460	3.34%	44,028	346	3.19%
Total average interest-bearing liabilities	1,061,269	3,758	1.44%	1,027,064	3,560	1.41%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	632,800			651,590
Interest payable and other liabilities	17,462			13,919
Total liabilities	1,711,531			1,692,573
Total average stockholders’ equity	213,738			180,813
Total average liabilities and stockholders’ equity	$1,925,269			$1,873,386
Net interest income and net interest margin (3)		$17,204	3.83%		$15,943	3.64%

(1)

Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for credit losses, but non-accrued interest thereon is generally excluded. Loan interest income includes loan fees, net of deferred costs of approximately $5 and $(8) for the three months ended March 31, 2026 and 2025, respectively.

(2)	Interest income and yields on tax-exempt securities are not presented on a taxable-equivalent basis.
(3)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)	For disclosure purposes, yield /rates are annualized by dividing the number of days in the reported period by 365.

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income

	Three months ended			Three months ended
	March 31, 2026			December 31, 2025
	Average		Yield/	Average		Yield/
(in thousands, except percentages)	Balance	Interest	Rate	Balance	Interest	Rate (4)
Assets
Interest-earning assets:
Loans (1)	$1,044,166	$14,322	5.56%	$1,050,919	$15,179	5.73%
Certificates of deposit	10,558	106	4.07%	11,709	122	4.13%
Interest bearing due from banks	125,045	1,098	3.56%	139,963	1,465	4.15%
Investment securities, taxable	573,637	4,434	3.13%	557,389	4,230	3.01%
Investment securities, non-taxable (2)	57,685	447	3.14%	56,151	439	3.10%
Other interest earning assets	10,870	555	20.71%	10,871	251	9.16%
Total average interest-earning assets	1,821,961	20,962	4.67%	1,827,002	21,686	4.71%
Non-interest-earning assets:
Cash and due from banks	29,481			31,324
Premises and equipment, net	8,693			8,466
Interest receivable and other assets	65,134			66,699
Total average assets	$1,925,269			$1,933,491

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	444,368	766	0.70%	427,612	770	0.71%
Savings and MMDA’s	475,494	1,809	1.54%	471,222	1,928	1.62%
Time, $250,000 and under	85,614	723	3.42%	89,058	973	4.33%
Time, over $250,000	55,793	460	3.34%	54,256	286	2.09%
Total average interest-bearing liabilities	1,061,269	3,758	1.44%	1,042,148	3,957	1.51%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	632,800			665,760
Interest payable and other liabilities	17,462			17,496
Total liabilities	1,711,531			1,725,404
Total average stockholders’ equity	213,738			208,087
Total average liabilities and stockholders’ equity	$1,925,269			$1,933,491
Net interest income and net interest margin (3)		$17,204	3.83%		$17,729	3.85%

(1)

Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for credit losses, but non-accrued interest is generally excluded. Loan interest income includes loan fees, net of deferred costs of approximately $5 and $(212) for the three months ended March 31, 2026 and December 31, 2025, respectively.

(2)	Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
(3)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)	For disclosure purposes, yield/rates are annualized by dividing the number of days in the reported period by 365.

Analysis of Changes

in Interest Income and Interest Expense

Following is an analysis of changes in interest income and expense (dollars in thousands) for the three months ended March 31, 2026 over the three months ended March 31, 2025 and the three months ended March 31, 2026 over the three months ended December 31, 2025.  Changes not solely due to interest rate or volume have been allocated proportionately to interest rate and volume.

	Three Months Ended			Three Months Ended
	March 31, 2026			March 31, 2026
	Over			Over
	Three Months Ended			Three Months Ended
	March 31, 2025			December 31, 2025
		Interest			Interest
	Volume	Rate	Change	Volume	Rate	Change
(in thousands)
Increase (Decrease) in Interest Income:

Loans	$21	$699	$720	$(152)	$(705)	$(857)
Certificates of Deposit	(53)	(2)	(55)	(14)	(2)	(16)
Due From Banks	494	(123)	371	(158)	(209)	(367)
Investment Securities - Taxable	(104)	190	86	86	118	204
Investment Securities - Non-taxable	57	(3)	54	5	3	8
Other Assets	9	274	283	—	304	304
	$424	$1,035	$1,459	$(233)	$(491)	$(724)

Increase (Decrease) in Interest Expense:

Deposits:
Interest-Bearing Transaction Deposits	$20	$55	$75	$13	$(17)	$(4)
Savings & MMDAs	86	173	259	11	(130)	(119)
Time Certificates	(29)	(107)	(136)	(64)	(12)	(76)
FHLB advances	—	—	—	—	—	—

	$77	$121	$198	$(40)	$(159)	$(199)

Increase (Decrease) in Net Interest Income:	$347	$914	$1,261	$(193)	$(332)	$(525)

CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a $5,970,000, or 4.1%, decrease in cash and cash equivalents, a $6,039,000, or 1.0%, increase in investment securities available-for-sale, and a $14,149,000, or 1.3%, increase in net loans held-for-investment from December 31, 2025 to March 31, 2026. The decrease in cash and cash equivalents was primarily due to an increase in investment securities due to purchases of investment securities and an increase in loans due to net loan originations, which was partially offset by an increase in deposit balances. The increase in investment securities was due to purchases of available-for-sale securities, which was partially offset by paydowns and maturities of available-for-sale securities.  The increase in net loans held-for-investment was primarily due to net originations of commercial loans, which was partially offset by net payoffs of commercial real estate, agriculture, residential mortgage and consumer loans.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect an increase in total deposits of $15,555,000, or 0.9%, from December 31, 2025 to March 31, 2026. The overall increase in total deposits was primarily due to seasonal fluctuations due to changes in market conditions and monetary policy.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The Federal Open Market Committee kept the Federal Reserve's benchmark rate range at 3.50% to 3.75% during the three months ended March 31, 2026.

Interest income on loans for the three months ended March 31, 2026 was up 5.3% from the same period in 2025, increasing from $13,602,000 to $14,322,000. The increase in interest income on loans for the three months ended March 31, 2026 as compared to the same period a year ago was primarily due to a 27 basis point increase in yield on loans coupled with an increase in average balance of loans.

Interest income on certificates of deposit for the three months ended March 31, 2026 was down 34.2% from the same period in 2025, decreasing from $161,000 to $106,000. The decrease in interest income on certificates of deposit for the three months ended March 31, 2026 as compared to the same period a year ago was primarily due to a decrease in average balances of certificates of deposit coupled with a 4 basis point decrease in yield on certificates of deposit.

Interest income on interest-bearing due from banks for the three months ended March 31, 2026 was up 51.0% from the same period in 2025, increasing from $727,000 to $1,098,000. The increase in interest income on interest-bearing due from banks for the three months ended March 31, 2026 as compared to the same period a year ago was primarily due to an increase in average balances of interest-bearing due from banks, which was partially offset by a 62 basis point decrease in yield on interest-bearing due from banks.

Interest income on investment securities available-for-sale for the three months ended March 31, 2026 was up 3.0% from the same period in 2025, increasing from $4,741,000 to $4,881,000. The increase in interest income on investment securities for the three months ended March 31, 2026 as compared to the same period a year ago was primarily due to a 13 basis point increase in investment yields, which was partially offset by a decrease in average investment securities.

Interest income on other earning assets for the three months ended March 31, 2026 was up 104.0% from the same period in 2025, increasing from $272,000 to $555,000. This income is primarily derived from dividends received from the Federal Home Loan Bank. The increase in interest income on other earning assets for the three months ended March 31, 2026 as compared to the same period a year ago was primarily due to a special cash dividend issued by the Federal Home Loan Bank during the three months ended March 31, 2026.

The Company had no Federal Funds sold balances during the three months ended March 31, 2026 and March 31, 2025.

Interest Expense

Interest expense on interest-bearing liabilities for the three months ended March 31, 2026 was up 5.6% from the same period in 2025, increasing from $3,560,000 to $3,758,000. The increase in interest expense for the three months ended March 31, 2026 as compared to the same period a year ago was primarily due to an increase in average balance of interest-bearing liabilities coupled with a 3 basis point increase in average interest-bearing deposit yield.

Provision for Credit Losses

Provision for credit losses for the three months ended March 31, 2026 was down 64.7% from the same period in 2025, decreasing from $850,000 to $300,000. The decrease was primarily due to a decrease in nonaccrual loans requiring specific reserves, which was partially offset by an increase in reserves on pooled loans due to an increase in qualitative factors due to geopolitical risks.

Non-Interest Income

Non-interest income was up 19.8% for the three months ended March 31, 2026 from the same period in 2025, increasing from $1,453,000 to $1,740,000. The increase was primarily driven by an increase in investment and brokerage services income due to the Beacon Wealth client acquisition in the fourth quarter of 2025.

Non-Interest Expenses

Total non-interest expenses were down 4.8% for the three months ended March 31, 2026 from the same period in 2025, decreasing from $11,590,000 to $11,032,000. The decrease was primarily due to decreases in occupancy and equipment expense and other expenses, which was partially offset by increases in salaries and employee benefits and amortization of intangible assets.  The decrease in occupancy and equipment expense was primarily due to the prior year upgrades to facilities which were not repeated in the current year. The decrease in other expenses was primarily due to decreases in consulting fees and loan collection expense.  The increase in salaries and employee benefits was primarily due to an increase in full-time equivalent employees. The increase in amortization of intangible assets was due to the acquisition of a customer-related intangible asset during the fourth quarter of 2025.

The following table sets forth other non-interest expenses by category for the three months ended March 31, 2026 and 2025.

	Three months ended	Three months ended
(in thousands)	March 31, 2026	March 31, 2025
Other non-interest expenses
FDIC assessments	$218	$223
Contributions	70	130
Legal fees	79	67
Accounting and audit fees	158	173
Consulting fees	199	458
Postage expense	26	44
Telephone expense	66	45
Public relations	102	75
Training expense	13	39
Loan origination expense (recovery)	65	(5)
Sundry losses	94	111
Loan collection expense	50	159
Debit card expense	240	264
Other non-interest expense	467	746

Total other non-interest expenses	$1,847	$2,529

Income Taxes

The Company’s tax rate, the Company’s income before taxes and the amount of tax relief provided by non-taxable earnings affect the Company’s provision for income taxes. Provision for income taxes increased 32.8% for the three months ended March 31, 2026 from the same period in 2025, increasing from $1,285,000 to $1,706,000. The effective tax rate was 22.4% and 25.9% for the three months ended March 31, 2026 and March 31, 2025, respectively. The increase in provision for income taxes for the three months ended March 31, 2026 as compared to the same period a year ago was primarily due to an increase in pre-tax income.  The decrease in the effective tax rate was primarily due to the execution of a tax planning strategy that involved purchasing investment tax credits tied to alternative energy projects.  The investment tax credits were acquired at a discount and the majority was recognized as a reduction to income tax expense in the third quarter of 2025, with the remaining credits recognized in the first quarter of 2026.

Off-Balance Sheet Commitments

The following table shows the distribution of the Company’s undisbursed loan commitments at the dates indicated.

(in thousands)	March 31, 2026	December 31, 2025
Undisbursed loan commitments	$139,306	$131,306
Standby letters of credit	1,038	1,038
Commitments to sell loans	770	—
	$141,114	$132,344

The reserve for unfunded lending commitments amounted to $1,100,000 and $1,200,000 as of March 31, 2026 and December 31, 2025, respectively. The reserve for unfunded lending commitments is included in other liabilities on the Condensed Consolidated Balance Sheets. See Note 7 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q, "Commitments and Contingencies," for additional information.

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

The following table summarizes the Company’s non-accrual loans net of guarantees of the State of California and U.S. Government by loan category at March 31, 2026 and December 31, 2025:

	At March 31, 2026			At December 31, 2025
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(in thousands)

Commercial	$139	$139	$—	$139	$139	$—
Commercial real estate	909	—	909	657	—	657
Agriculture	3,212	793	2,419	4,423	809	3,614
Residential mortgage	162	—	162	174	—	174
Residential construction	—	—	—	—	—	—
Consumer	496	—	496	637	—	637
Total non-accrual loans	$4,918	$932	$3,986	$6,030	$948	$5,082

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

Non-accrual loans amounted to $4,918,000 at March 31, 2026 and were comprised of one commercial loan totaling $139,000, two commercial real estate loans totaling $909,000, four agriculture loans totaling $3,212,000, three residential mortgage loans totaling $162,000 and four consumer loans totaling $496,000. Non-accrual loans amounted to $6,030,000 at December 31, 2025 and were comprised of one commercial loan totaling $139,000, one commercial real estate loan totaling $657,000, four agriculture loans totaling $4,423,000, three residential mortgage loans totaling $174,000 and five consumer loans totaling $637,000.

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

As the following table illustrates, total non-performing assets, net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, decreased $1,096,000, or 17.3%, to $5,227,000 during the first three months of 2026. Non-performing assets, net of guarantees, represented 0.3% of total assets at March 31, 2026.

	At March 31, 2026			At December 31, 2025
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Non-accrual loans	$4,918	$932	$3,986	$6,030	$948	$5,082
Loans 90 days past due and still accruing	—	—	—	—	—	—

Total non-performing loans	4,918	932	$3,986	6,030	948	$5,082
Other real estate owned	1,241	—	1,241	1,241	—	1,241
Total non-performing assets	$6,159	$932	$5,227	$7,271	$948	$6,323

Non-performing loans (net of guarantees) to total loans			0.4%			0.5%
Non-performing assets (net of guarantees) to total assets			0.3%			0.3%
Allowance for credit losses to non-performing loans (net of guarantees)			371.4%			285.7%

The Company had no loans that were 90 days or more past due and still accruing as of March 31, 2026 and December 31, 2025.

Excluding non-performing loans, loans totaling $18,447,000 and $18,259,000 were classified as substandard or doubtful loans, representing potential problem loans at March 31, 2026 and December 31, 2025, respectively. Management believes that the allowance for credit losses at March 31, 2026 and December 31, 2025 appropriately reflected expected credit losses in the loan portfolio at that date.  The ratio of the allowance for credit losses to total loans was 1.37% and 1.36% at  March 31, 2026 and December 31, 2025, respectively.

Other real estate owned (“OREO”) consists of property that the Company has acquired by deed in lieu of foreclosure or through foreclosure proceedings, and property that the Company does not hold title to but is in actual control of, known as in-substance foreclosure. OREO can also consist of Company owned properties that the Company has determined are no longer intended for use or future development. The estimated fair value of the property is determined prior to transferring the balance to OREO.  The balance transferred to OREO is the estimated fair value of the property less estimated cost to sell.  Impairment may be deemed necessary to bring the book value of the loan equal to the appraised value.  Appraisals or loan officer evaluations are then conducted periodically thereafter charging any additional impairment to the appropriate expense account. The Company had OREO totaling $1,241,000 for each of the periods ended  March 31, 2026 and December 31, 2025. As of March 31, 2026 and December 31, 2025, OREO represented land, transferred from premises and equipment, that the Company determined is no longer intended for future development and is actively marketing for sale.

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

The following table summarizes the ACL of the Company during the three months ended March 31, 2026 and 2025, and for the year ended December 31, 2025:

Analysis of the Allowance for Credit Losses

	Three months ended		Year ended
	March 31,		December 31,
	2026	2025	2025
(in thousands, except ratios)
Balance at beginning of period	$14,519	$15,885	$15,885
Provision for credit losses	400	600	(500)
Loans charged-off:
Commercial	(139)	(10)	(648)
Commercial Real Estate	—	—	(26)
Agriculture	—	—	(474)
Residential Mortgage	—	—	(5)
Residential Construction	—	—	—
Consumer	(1)	(6)	(19)

Total charged-off	(140)	(16)	(1,172)

Recoveries:
Commercial	3	65	273
Commercial Real Estate	—	—	—
Agriculture	20	—	—
Residential Mortgage	—	—	—
Residential Construction	—	—	—
Consumer	1	1	33

Total recoveries	24	66	306

Net (charge-offs) recoveries	(116)	50	(866)

Balance at end of period	$14,803	$16,535	$14,519

Ratio of net (charge-offs) recoveries to average loans outstanding during the period (annualized)	(0.05)%	0.02%	(0.08)%
Allowance for credit losses to total loans	1.37%	1.56%	1.36%
Nonaccrual loans to total loans	0.46%	1.31%	0.57%
Allowance for credit losses to nonaccrual loans	301.00%	119.43%	240.78%

Deposits

Deposits are one of the Company’s primary sources of funds.  At March 31, 2026 and December 31, 2025, the Company had the following deposit mix:

	March 31, 2026	December 31, 2025

Non-interest bearing transaction	37.0%	37.7%
Interest-bearing transaction	26.2%	26.1%
Savings and MMDA	28.5%	27.8%
Time	8.3%	8.4%

The Company obtains deposits primarily from the communities it serves. The Company believes that no material portion of its deposits has been obtained from or is dependent on any one person or industry. The Company accepts deposits in excess of $250,000 from customers.  These deposits are priced to remain competitive.

Maturities of time certificates of deposit of over $250,000 outstanding at March 31, 2026 and December 31, 2025 are summarized as follows:

(in thousands)	March 31, 2026	December 31, 2025
Three months or less	$17,723	$18,034
Over three to six months	16,405	14,471
Over six to twelve months	14,846	14,924
Over twelve months	6,248	6,201
Total	$55,222	$53,630

Approximately 43% and 40% of our deposits were uninsured as of March 31, 2026 and December 31, 2025, respectively.

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

Asset liquidity sources consist of the repayments and maturities of loans, selling of loans, short-term money market investments, maturities of securities and sales of securities from the available-for-sale portfolio. These activities are generally summarized as investing activities in the Condensed Consolidated Statements of Cash Flows. For the three months ended March 31, 2026, net liquidity used in investing activities totaled $24,617,000.

The Company’s available-for-sale investment securities plus cash and cash equivalents in excess of reserve requirements and certificates of deposit totaled $773,038,000 on March 31, 2026, which was 40.2% of assets at that date. This was a decrease of $61,000 from $772,977,000 and 40.4% of assets as of December 31, 2025. The Company’s investment securities are generally shorter term in nature to provide ongoing cash flows for liquidity needs and/or reinvestment for interest rate risk management. On March 31, 2026, the effective duration of our investment securities was 3.11 with projected principal cashflow of $116,255,000 for the remainder of 2026 available for reinvestment or liquidity needs. The Company had no held-to-maturity securities as of March 31, 2026 and December 31, 2025.

Liquidity may also be impacted from liabilities through changes in deposits and borrowings outstanding. These activities are included under financing activities in the Condensed Consolidated Statements of Cash Flows. As of March 31, 2026, the Company had $0 in borrowings outstanding. For the three months ended March 31, 2026, net liquidity provided by financing activities totaled $14,393,000, primarily due to a net increase in deposits. While these sources of funds are expected to continue to provide significant amounts of funds in the future, their mix, as well as the possible use of other sources, will depend on future economic and market conditions.

Liquidity is also provided or used through the results of operating activities. For the three months ended March 31, 2026, net cash provided by operating activities totaled $4,254,000, primarily as a result of net income during the three months ended March 31, 2026.

Liquidity is measured by various ratios, in management’s opinion, the most common being the ratio of net loans to deposits (including loans held-for-sale).  This ratio was 62.8% and 62.6% as of March 31, 2026 and December 31, 2025, respectively.

Loan demand during the remainder of 2026 will depend in part on economic and competitive conditions. The Company emphasizes the solicitation of non-interest-bearing demand deposits and money market checking accounts, which are the least sensitive to interest rates. The outlook for deposit balances during the remainder of 2026 is subject to actions by the Federal Reserve and heightened competition.

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks which totaled $130,000,000 at March 31, 2026.  Additionally, the Company has a line of credit with the FHLB, with a remaining borrowing capacity at March 31, 2026 of $354,702,000; credit availability is subject to certain collateral requirements.

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

In August of 2020, the Federal banking agencies adopted the final version of the community bank leverage ratio framework rule (the “CBLR”), implementing two interim final rules adopted in April of 2020. The rule provides an optional, simplified measure of capital adequacy. Under the optional CBLR framework, the CBLR was 8.5% through calendar year 2021 and is 9% thereafter. The rule is applicable to all non-advanced approaches FDIC-supervised institutions with less than $10 billion in total consolidated assets. Banks not electing the CBLR framework will continue to be subject to the generally applicable risk-based capital rule.  On April 23, 2026, the US federal banking regulators issued a final rule implementing changes to the CBLR framework intended to encourage additional community banks to opt into the CBLR framework.  The final rule, which is effective July 1, 2026, reduces the CBLR requirement from 9% to 8% and extends the grace period for qualifying institutions that fall below the 8% ratio to return to compliance from the current two quarters to four quarters (subject to a limit of eight quarters in the previous five-year period).  At the present time, the Company and the Bank do not intend to elect to use the CBLR framework.

As of March 31, 2026, the Bank’s capital ratios exceeded applicable regulatory requirements. The following table presents the capital ratios for the Bank, compared to the regulatory standards for well-capitalized depository institutions, as of March 31, 2026.

	Actual		Well Capitalized
			Ratio
(in thousands except ratios)	Capital	Ratio	Requirement
Leverage	$226,932	11.7%	5.0%
Common Equity Tier 1	$226,932	17.8%	6.5%
Tier 1 Risk-Based	$226,932	17.8%	8.0%
Total Risk-Based	$242,835	19.1%	10.0%

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in the quantitative and qualitative disclosures about market risk as of March 31, 2026, from those presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which are incorporated by reference herein.

ITEM 4. – CONTROLS AND PROCEDURES

(a)  We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of March 31, 2026.  This conclusion is based on an evaluation conducted under the supervision and with the participation of management.

(b)  During the quarter ended March 31, 2026, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. – RISK FACTORS

We are subject to various risks and uncertainties, which could materially affect our business, results of operations, financial condition, future results, and the trading price of our common stock. There have been no material changes in the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in our 2025 Form 10-K. These risk factors, as well as our condensed consolidated financial statements and notes thereto and the other information appearing in this Report, should be reviewed carefully for important information regarding risks that affect us.

ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Company made the following purchases of its common stock during the three months ended March 31, 2026:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(1)
January 1 - January 31, 2026	—	—	—	147,142
February 1 - February 28, 2026	37,265	$13.88	37,265	109,877
March 1 - March 31, 2026	47,643	$13.33	47,643	62,234
Total	84,908		84,908

(1)	On March 27, 2024, the Company approved a stock repurchase program effective May 1, 2024. The stock repurchase program, which remains in effect until April 30, 2026 unless terminated sooner, allows for repurchases by the Company in an aggregate amount of no more than 6% of the Company’s 17,144,680 outstanding shares of common stock as of March 21, 2024. This represented total shares of 1,028,680 eligible for repurchase at May 1, 2024. The total number of shares outstanding and shares eligible for repurchase have been adjusted to give retroactive effect to stock dividends and stock splits, including the 5% stock dividend declared on January 22, 2026, payable on March 25, 2026 to shareholders of record as of February 27, 2026.

ITEM 3. – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. – OTHER INFORMATION

During the three months ended March 31, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

FIRST NORTHERN COMMUNITY BANCORP

Date:	May 7, 2026	By:	/s/ Kevin Spink

Kevin Spink, Executive Vice President / Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)