Form 10-Q
period 2026-06-30
FIRST NORTHERN COMMUNITY BANCORP
filed 2026-08-07
CIK 1114927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 000-30707

First Northern Community Bancorp

(Exact name of registrant as specified in its charter)

California	68-0450397
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

195 N. First Street, Dixon, California	95620
(Address of principal executive offices)	(Zip Code)

707-678-3041

(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, without par value	FNRN	The Nasdaq Stock Market

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

The number of shares of Common Stock outstanding as of August 3, 2026 was 16,395,303.

FIRST NORTHERN COMMUNITY BANCORP

INDEX

PART I – FINANCIAL INFORMATION

FIRST NORTHERN COMMUNITY BANCORP

ITEM I. – FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)	June 30, 2026	December 31, 2025

Assets

Cash and cash equivalents	$113,435	$145,554
Certificates of deposit	10,863	10,180
Investment securities – available-for-sale, at estimated fair value, net of allowance for credit losses of $0; amortized cost of $647,387 at June 30, 2026 and $639,532 at December 31, 2025	618,931	617,243
Loans, net of allowance for credit losses of $14,795 at June 30, 2026 and $14,519 at December 31, 2025	1,092,098	1,050,473
Loans held-for-sale	406	—
Stock in Federal Home Loan Bank and other equity securities, at cost	10,871	10,871
Premises and equipment, net	9,281	8,711
Other real estate owned	1,241	1,241
Intangible assets, net	3,834	4,332
Interest receivable and other assets	65,452	62,345

Total Assets	$1,926,412	$1,910,950

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Demand deposits	$629,771	$632,128
Interest-bearing transaction deposits	451,000	438,901
Savings and MMDAs	473,916	466,453
Time, $250,000 or less	83,999	88,031
Time, over $250,000	53,201	53,630
Total deposits	1,691,887	1,679,143

Interest payable and other liabilities	17,371	19,789

Total Liabilities	1,709,258	1,698,932

Commitments and contingencies (Note 7)

Stockholders' Equity:
Common stock, no par value; 32,000,000 shares authorized; 16,395,303 shares issued and outstanding at June 30, 2026 and 16,406,281 shares issued and outstanding at December 31, 2025	133,981	134,566
Additional paid-in capital	977	977
Retained earnings	102,037	91,953
Accumulated other comprehensive loss, net	(19,841)	(15,478)
Total Stockholders’ Equity	217,154	212,018

Total Liabilities and Stockholders’ Equity	$1,926,412	$1,910,950

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended	Three months ended	Six months ended	Six months ended
(in thousands, except per share amounts)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Interest and dividend income:
Loans	$14,549	$14,629	$28,871	$28,231
Due from banks interest bearing accounts	1,141	1,167	2,345	2,055
Investment securities:
Taxable	4,529	4,137	8,963	8,485
Non-taxable	438	391	885	784
Other earning assets	149	250	704	522
Total interest and dividend income	20,806	20,574	41,768	40,077
Interest expense:
Deposits	3,800	3,546	7,558	7,106
FHLB advances	—	75	—	75
Total interest expense	3,800	3,621	7,558	7,181
Net interest income	17,006	16,953	34,210	32,896
Provision for credit losses	600	—	900	850
Net interest income after provision for credit losses	16,406	16,953	33,310	32,046
Non-interest income:
Service charges on deposit accounts	431	415	847	837
Gains on sales of loans held-for-sale	8	10	26	24
Investment and brokerage services income	362	150	746	301
Loan servicing income	74	71	143	147
Debit card income	685	698	1,330	1,351
Losses on sales/calls of available-for-sale securities	(112)	(36)	(112)	(89)
Other income	315	229	523	419
Total non-interest income	1,763	1,537	3,503	2,990
Non-interest expenses:
Salaries and employee benefits	6,545	6,195	13,104	12,569
Occupancy and equipment	1,118	1,280	2,154	2,419
Data processing	1,395	1,099	2,528	2,195
Stationery and supplies	150	65	219	148
Advertising	107	97	189	230
Directors’ fees	97	87	150	134
Amortization of intangible assets	245	180	498	369
Other expense	2,297	1,890	4,144	4,419
Total non-interest expenses	11,954	10,893	22,986	22,483
Income before provision for income taxes	6,215	7,597	13,827	12,553
Provision for income taxes	1,487	2,131	3,193	3,416

Net income	$4,728	$5,466	$10,634	$9,137

Basic earnings per common share	$0.29	$0.33	$0.66	$0.56
Diluted earnings per common share	$0.29	$0.33	$0.64	$0.55

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three months ended	Three months ended	Six months ended	Six months ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income	$4,728	$5,466	$10,634	$9,137
Other comprehensive (loss) income, net of tax:
Unrealized holding (losses) gains arising during the period, net of tax effect of $(565) and $1,111 for the three months ended June 30, 2026 and June 30, 2025, respectively, and $(1,837) and $4,824 for the six months ended June 30, 2026 and June 30, 2025, respectively	(1,364)	2,298	(4,442)	11,147
Less: reclassification adjustment due to losses realized on sales of securities, net of tax effect of $33 and $10 for the three months ended June 30, 2026 and June 30, 2025, respectively, and $33 and $26 for the six months ended June 30, 2026 and June 30, 2025, respectively	79	26	79	63
Other comprehensive (loss) income, net of tax	$(1,285)	$2,324	$(4,363)	$11,210

Comprehensive income	$3,443	$7,790	$6,271	$20,347

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

					Accumulated
			Additional		Other
(in thousands, except share data)	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amounts	Capital	Earnings	Loss, net of tax	Total

Balance at December 31, 2024	15,943,051	$127,902	$977	$81,304	$(33,851)	$176,332
Net income				3,671		3,671
Other comprehensive income, net of taxes					8,886	8,886
Stock dividend adjustment	(616)	352		(352)		—
Cash in lieu of fractional shares	(129)			(8)		(8)
Stock-based compensation		198				198
Common shares issued related to restricted stock grants	64,807	—				—
Stock options exercised, net of swapped shares	17,936	—				—
Stock repurchase and retirement	(127,120)	(1,274)				(1,274)
Balance at March 31, 2025	15,897,929	$127,178	$977	$84,615	$(24,965)	$187,805
Net income				5,466		5,466
Other comprehensive income, net of taxes					2,324	2,324
Stock-based compensation		166				166
Stock repurchase and retirement	(88,763)	(876)				(876)
Stock options exercised, net of swapped shares	9,162	—				—
Balance at June 30, 2025	15,818,328	$126,468	$977	$90,081	$(22,641)	$194,885

Balance at December 31, 2025	16,406,281	$134,566	$977	$91,953	$(15,478)	$212,018
Net income				5,906		5,906
Other comprehensive loss, net of taxes					(3,078)	(3,078)
Stock dividend adjustment	2,472	540		(540)		—
Cash in lieu of fractional shares	(138)			(10)		(10)
Stock-based compensation		115				115
Common shares issued related to restricted stock grants, net of forfeited shares	49,660	—				—
Stock options exercised, net of swapped shares	32,254	—				—
Stock repurchase and retirement	(80,869)	(1,152)				(1,152)
Balance at March 31, 2026	16,409,660	$134,069	$977	$97,309	$(18,556)	$213,799
Net income				4,728		4,728
Other comprehensive loss, net of taxes					(1,285)	(1,285)
Stock-based compensation		156				156
Common shares issued related to restricted stock grants, net of forfeited shares	(300)	—				—
Stock repurchase and retirement	(14,057)	(244)				(244)
Balance at June 30, 2026	16,395,303	$133,981	$977	$102,037	$(19,841)	$217,154

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six months ended	Six months ended
(in thousands)	June 30, 2026	June 30, 2025
Cash Flows From Operating Activities
Net income	$10,634	$9,137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	489	503
Accretion and amortization of investment securities premiums and discounts, net	(995)	(681)
Increase in deferred loan origination costs, net	(60)	(197)
Amortization of intangible assets	498	369
Provision for credit losses	900	850
Stock-based compensation	271	364
Losses on sales/calls of available-for-sale securities	112	89
Amortization of operating lease right-of-use asset	432	438
Gains on sales of loans held-for-sale	(26)	(24)
Proceeds from sales of loans held-for-sale	2,571	1,908
Originations of loans held-for-sale	(2,951)	(1,884)
Changes in assets and liabilities:
Increase in interest receivable and other assets	(2,079)	(3,436)
Decrease in interest payable and other liabilities	(2,074)	(1,473)
Net cash provided by operating activities	7,722	5,963

Cash Flows From Investing Activities
Proceeds from calls or maturities of available-for-sale securities	22,500	24,000
Proceeds from sales of available-for-sale securities	4,873	27,315
Principal repayments on available-for-sale securities	45,449	42,420
Purchases of available-for-sale securities	(79,794)	(36,780)
Proceeds from maturities of certificates of deposit	2,427	2,208
Purchases of certificates of deposit	(3,110)	(710)
Net increase in loans	(42,465)	(17,259)
Purchases of Federal Home Loan Bank stock and other equity securities, at cost	—	(353)
Purchases of premises and equipment	(1,059)	(431)
Net cash (used in) provided by investing activities	(51,179)	40,410

Cash Flows From Financing Activities
Net increase (decrease) in deposits	12,744	(36,812)
Cash dividends paid in lieu of fractional shares	(10)	(8)
Repurchases of common stock	(1,396)	(2,150)
Net cash provided by (used in) financing activities	11,338	(38,970)

Net (decrease) increase in Cash and Cash Equivalents	(32,119)	7,403
Cash and Cash Equivalents, beginning of period	145,554	119,448
Cash and Cash Equivalents, end of period	$113,435	$126,851

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$7,702	$7,813
Income taxes	3,650	3,620
Supplemental disclosures of non-cash investing and financing activities:
Stock dividend distributed	10,659	7,510
Unrealized holding (losses) gains on available-for-sale securities, net of taxes	(4,363)	11,210
Market value of shares tendered in-lieu of cash to pay for exercise of options	257	805
Recognition of right-of-use assets obtained in exchange for operating lease liabilities	344	—
Transfer of premises and equipment to other real estate owned	—	1,241

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026 and 2025 and December 31, 2025

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements.  This ASU does not change the fundamental nature of interim reporting or expand or reduce current interim disclosure requirements.  The amendments in this ASU:  clarify that the guidance in Topic 270 applies to all entities that provide interim financial statements and notes in accordance with GAAP; create a comprehensive list in FASB Accounting Standards Codification Topic 270 of interim disclosures that are required in interim financial statements and notes in accordance with GAAP; incorporate a disclosure principle, which is modeled after previous SEC guidance, that requires entities to disclose events and changes that occur after the end of the most recent fiscal year that have a material impact on the entity; and improve guidance about information included in and the format of interim financial statements.  The amendments in this ASU are effective for public business entities for interim periods within annual periods beginning after December 15, 2027.  Early adoption is permitted for all entities. The amendments can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements.  The Company is evaluating the disclosure requirements of this update and the impact of adopting the new guidance on the consolidated financial statements.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements.  The amendments in this ASU update the FASB ASC for a broad range of Topics arising from technical corrections, unintended application of the ASC, clarifications, and other minor improvements.  The amendments in this ASU, which address 33 issues, affect a wide variety of Topics in the ASC and apply to all reporting entities within the scope of the affected accounting guidance.  The amendments in this ASU are effective for all entities for annual periods beginning after December 15, 2026, and interim periods within those annual periods.  Early adoption is permitted in both interim and annual periods in which financial statements have not yet been issued or made available for issuance.  The Company is evaluating the accounting and disclosure requirements of this update and the impact of adopting the new guidance on the consolidated financial statements.

3.         INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses, estimated fair values, and allowance for credit losses (ACL) of investments in debt and other securities at June 30, 2026 are summarized as follows:

	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	cost	gains	losses	fair value	ACL
Investment securities available-for-sale:
U.S. Treasury securities	$88,411	$56	$(818)	$87,649	$—
Securities of U.S. government agencies and corporations	91,691	132	(2,222)	89,601	—
Obligations of states and political subdivisions	76,755	266	(3,113)	73,908	—
Collateralized mortgage obligations	108,602	26	(12,568)	96,060	—
Mortgage-backed securities	281,928	277	(10,492)	271,713	—

Total debt securities	$647,387	$757	$(29,213)	$618,931	$—

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

The Company generated $4,873,000 and $23,948,000 in proceeds from sales of available-for-sale securities for the three-month periods ended June 30, 2026 and 2025, respectively. The Company generated $4,873,000 and $27,315,000 in proceeds from sales of available-for-sale securities for the six-month periods ended June 30, 2026 and 2025, respectively. Gross realized gains on sales of available-for-sale securities were $0 and $93,000 for the three-month periods ended  June 30, 2026 and 2025, respectively. Gross realized gains on sales of available-for-sale securities were $0 and $93,000 for the six-month periods ended  June 30, 2026 and 2025, respectively. Gross realized losses on sales or calls of available-for-sale securities were $112,000 and $129,000 for the three-month periods ended June 30, 2026 and 2025, respectively. Gross realized losses on sales of available-for-sale securities were $112,000 and $182,000 for the six-month periods ended June 30, 2026 and 2025, respectively.

The amortized cost and estimated fair value of debt and other securities at June 30, 2026, by contractual maturity, are shown in the following table:

	Amortized	Estimated
(in thousands)	cost	fair value

Maturity in years:
Due in one year or less	$49,973	$49,741
Due after one year through five years	119,618	117,202
Due after five years through ten years	43,478	41,780
Due after ten years	43,788	42,435
Subtotal	256,857	251,158
Mortgage-backed securities & collateralized mortgage obligations	390,530	367,773
Total	$647,387	$618,931

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  In addition, factors such as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of June 30, 2026, follows:

(in thousands)	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	losses	Fair Value	losses	Fair Value	losses

U.S. Treasury securities	46,465	$(390)	$20,940	$(428)	$67,405	$(818)
Securities of U.S. government agencies and corporations	27,817	(430)	39,369	(1,792)	67,186	(2,222)
Obligations of states and political subdivisions	16,859	(182)	35,461	(2,931)	52,320	(3,113)
Collateralized mortgage obligations	33,380	(501)	52,532	(12,067)	85,912	(12,568)
Mortgage-backed securities	124,893	(1,645)	107,097	(8,847)	231,990	(10,492)
Total	$249,414	$(3,148)	$255,399	$(26,065)	$504,813	$(29,213)

One hundred and sixty-six securities, all considered investment grade, which had an aggregate fair value of $249,414,000 and a total unrealized loss of $3,148,000, have been in an unrealized loss position for less than twelve months as of June 30, 2026. Three hundred and fifteen securities, all considered investment grade, which had an aggregate fair value of $255,399,000 and a total unrealized loss of $26,065,000, have been in an unrealized loss position for more than twelve months as of June 30, 2026.  The unrealized losses on the Company's investment securities were caused by market conditions for these types of investments, particularly changes in risk-free interest rates.  The decline in fair value is attributable to changes in interest rates and not credit quality, and the Company does not intend to sell the securities. The Company has concluded it is not more likely than not that the Company will be required to sell these securities prior to recovery of their anticipated cost basis. Therefore, as of June 30, 2026, the Company had not recorded an allowance for credit losses on these securities and the unrecognized or unrealized losses on these securities have not been recognized into income.

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

Investment securities carried at $90,604,000 and $95,479,000 at June 30, 2026 and December 31, 2025, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

4.         LOANS AND ALLOWANCE FOR CREDIT LOSSES

The composition of the Company’s loan portfolio, by loan class, as of June 30, 2026 and December 31, 2025 was as follows:

(in thousands)	June 30, 2026	December 31, 2025

Commercial	$214,185	$146,178
Commercial Real Estate	688,569	702,455
Agriculture	86,474	93,627
Residential Mortgage	98,448	100,684
Residential Construction	4,292	5,837
Consumer	14,132	15,478

	1,106,100	1,064,259
Allowance for credit losses	(14,795)	(14,519)
Deferred origination fees and costs, net	793	733

Loans, net	$1,092,098	$1,050,473

At June 30, 2026 and December 31, 2025, all loans were pledged under a blanket collateral lien to secure actual or potential borrowings from the Federal Home Loan Bank (“FHLB”).

Allowance for Credit Losses

The following tables summarize the activity in the allowance for credit losses on loans which is recorded as a contra asset, and the reserve for unfunded commitments which is recorded on the condensed consolidated balance sheet within other liabilities, as of and for the three and six months ended June 30, 2026 and June 30, 2025.

	Allowance for Credit Losses – Three months ended June 30, 2026
	Beginning			Provision	Ending
(in thousands)	Balance	Charge-offs	Recoveries	(Recovery)	Balance
Commercial	$2,608	$(584)	$11	$635	$2,670
Commercial Real Estate	9,185	—	—	(63)	9,122
Agriculture	1,149	—	30	(59)	1,120
Residential Mortgage	1,212	—	—	8	1,220
Residential Construction	364	—	—	(11)	353
Consumer	285	(16)	1	40	310
Allowance for credit losses on loans	14,803	(600)	42	550	14,795
Reserve for unfunded commitments	1,100	—	—	50	1,150
Total	$15,903	$(600)	$42	$600	$15,945

	Allowance for Credit Losses – Six months ended June 30, 2026
	Beginning			Provision	Ending
(in thousands)	Balance	Charge-offs	Recoveries	(Recovery)	Balance
Commercial	$2,425	$(723)	$14	$954	$2,670
Commercial Real Estate	9,343	—	—	(221)	9,122
Agriculture	1,074	—	50	(4)	1,120
Residential Mortgage	1,005	—	—	215	1,220
Residential Construction	376	—	—	(23)	353
Consumer	296	(17)	2	29	310
Allowance for credit losses on loans	14,519	(740)	66	950	14,795
Reserve for unfunded commitments	1,200	—	—	(50)	1,150
Total	$15,719	$(740)	$66	$900	$15,945

	Allowance for Credit Losses – Three months ended June 30, 2025
	Beginning			Provision	Ending
(in thousands)	Balance	Charge-offs	Recoveries	(Recovery)	Balance
Commercial	$2,064	$(185)	$2	$642	$2,523
Commercial Real Estate	8,871	(26)	—	937	9,782
Agriculture	3,932	—	—	(1,949)	1,983
Residential Mortgage	980	(5)	—	63	1,038
Residential Construction	407	—	—	92	499
Consumer	281	(1)	2	15	297
Allowance for credit losses on loans	16,535	(217)	4	(200)	16,122
Reserve for unfunded commitments	950	—	—	200	1,150
Total	$17,485	$(217)	$4	$—	$17,272

	Allowance for Credit Losses - Six months ended June 30, 2025
	Beginning			Provision	Ending
(in thousands)	Balance	Charge-offs	Recoveries	(Recovery)	Balance
Commercial	$1,622	$(195)	$67	$1,029	$2,523
Commercial Real Estate	10,245	(26)	—	(437)	9,782
Agriculture	1,555	—	—	428	1,983
Residential Mortgage	1,779	(5)	—	(736)	1,038
Residential Construction	433	—	—	66	499
Consumer	251	(7)	3	50	297
Allowance for credit losses on loans	15,885	(233)	70	400	16,122
Reserve for unfunded commitments	700	—	—	450	1,150
Total	$16,585	$(233)	$70	$850	$17,272

The Company utilizes three economic variables, forecasted unemployment, gross domestic product and single-family home prices, as loss drivers for its allowance for credit losses. During the quarter ended June 30, 2026, the levels of forecasted gross domestic product and single-family home prices improved. The Company recorded provision expense totaling $600,000 for the three months ended June 30, 2026 primarily due to an increase in qualitative factors to incorporate additional risk related to geopolitical matters. During the six months ended June 30, 2026, the Company recorded a provision for credit losses totaling $900,000 primarily due to increases in loans receivable coupled with the negative trends in forecast factors. Management believes the allowance for credit losses at June 30, 2026 appropriately reflected expected credit losses in the loan portfolio at that date.

Collateral Dependent Loans

In accordance with ASC 326, a loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. All loans individually analyzed were collateral dependent loans as of June 30, 2026 and December 31, 2025. The following table presents the amortized cost basis of collateral dependent loans by class, which are individually evaluated to determine expected credit losses, as of June 30, 2026 and December 31, 2025:

June 30, 2026

(in thousands)	Secured by 1-4 Family Residential Properties-1st lien	Secured by 1-4 Family Residential Properties-junior lien	Secured by 1-4 Family Residential Properties-revolving	Commercial	Construction and Land Development
Commercial	$—	$—	$—	$289	$—
Commercial Real Estate	—	—	—	—	—
Agriculture	—	—	—	—	—
Residential Mortgage	156	—	—	—	—
Residential Construction	—	—	—	—	—
Consumer	—	192	278	—	—
Total	$156	$192	$278	$289	$—

			Secured by	Secured by
			Owner-occupied,	Other
			Nonfarm	Nonfarm
	Secured by	Agriculture	Nonresidential	Nonresidential
(in thousands)	Farmland	Production	Properties	Properties	Total
Commercial	$—	$—	$—	$—	$289
Commercial Real Estate	—	—	894	—	894
Agriculture	476	2,282	—	—	2,758
Residential Mortgage	—	—	—	—	156
Residential Construction	—	—	—	—	—
Consumer	—	—	—	—	470
Total	$476	$2,282	$894	$—	$4,567

December 31, 2025

(in thousands)	Secured by 1-4 Family Residential Properties-1st lien	Secured by 1-4 Family Residential Properties-junior lien	Secured by 1-4 Family Residential Properties-revolving	Commercial	Construction and Land Development
Commercial	$—	$—	$—	$139	$—
Commercial Real Estate	—	—	—	—	—
Agriculture	—	—	—	—	—
Residential Mortgage	174	—	—	—	—
Residential Construction	—	—	—	—	—
Consumer	—	255	382	—	—
Total	$174	$255	$382	$139	$—

			Secured by	Secured by
			Owner-occupied,	Other
			Nonfarm	Nonfarm
	Secured by	Agriculture	Nonresidential	Nonresidential
(in thousands)	Farmland	Production	Properties	Properties	Total
Commercial	$—	$—	$—	$—	$139
Commercial Real Estate	—	—	—	657	657
Agriculture	662	3,761	—	—	4,423
Residential Mortgage	—	—	—	—	174
Residential Construction	—	—	—	—	—
Consumer	—	—	—	—	637
Total	$662	$3,761	$—	$657	$6,030

Foreclosure Proceedings

The Company had one consumer loan totaling $143,000 secured by residential real estate property that was in the process of foreclosure at June 30, 2026. The Company had no consumer loans secured by residential real estate property that were in the process of foreclosure at December 31, 2025.

Non-accrual and Past Due Loans

The Company’s loans by delinquency and non-accrual status, as of June 30, 2026 and December 31, 2025, was as follows:

(in thousands)	30-59 days Past Due & Accruing	60-89 days Past Due & Accruing	90 days or More Past Due & Accruing	Nonaccrual Loans	Total Past Due & Nonaccrual Loans	Current & Accruing Loans	Total Loans	Nonaccrual Loans with No ACL
June 30, 2026
Commercial	$210	$996	$—	$289	$1,495	$212,690	$214,185	$289
Commercial Real Estate	354	—	—	894	1,248	687,321	688,569	894
Agriculture	2	137	—	2,758	2,897	83,577	86,474	2,758
Residential Mortgage	1,149	103	—	156	1,408	97,040	98,448	156
Residential Construction	—	—	—	—	—	4,292	4,292	—
Consumer	—	—	—	470	470	13,662	14,132	470
Total	$1,715	$1,236	$—	$4,567	$7,518	$1,098,582	$1,106,100	$4,567

December 31, 2025
Commercial	$470	$597	$—	$139	$1,206	$144,972	$146,178	$139
Commercial Real Estate	231	—	—	657	888	701,567	702,455	657
Agriculture	—	1	—	4,423	4,424	89,203	93,627	4,423
Residential Mortgage	691	—	—	174	865	99,819	100,684	174
Residential Construction	—	—	—	—	—	5,837	5,837	—
Consumer	—	—	—	637	637	14,841	15,478	637
Total	$1,392	$598	$—	$6,030	$8,020	$1,056,239	$1,064,259	$6,030

The Company recognized $0 and $378,000 of interest income on nonaccrual loans during the three months ended June 30, 2026 and June 30, 2025, respectively. The Company recognized $2,000 and $378,000 of interest income on nonaccrual loans during the six months ended June 30, 2026 and June 30, 2025, respectively.

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

The amortized cost basis of loans that were experiencing both financial difficulty and modification during the three months ended June 30, 2026 were as follows:

(in thousands, except percentages)	Term Extension	Payment Delay	Total Class of Financing Receivable

Commercial	$1,415	$73	0.69%
Commercial Real Estate	—	—	—
Agriculture	—	—	—
Residential Mortgage	—	—	—
Residential Construction	—	—	—
Consumer	—	—	—
Total	$1,415	$73	0.13%

The amortized cost basis of loans that were experiencing both financial difficulty and modification during the six months ended June 30, 2026 were as follows:

(in thousands, except percentages)	Term Extension	Payment Delay	Total Class of Financing Receivable

Commercial	$1,870	$73	0.91%
Commercial Real Estate	—	888	0.13%
Agriculture	1,291	—	1.49%
Residential Mortgage	—	—	—
Residential Construction	—	—	—
Consumer	—	—	—
Total	$3,161	$961	0.37%

The amortized cost basis of loans that were experiencing both financial difficulty and modification during the three months ended June 30, 2025 were as follows:

(in thousands, except percentages)	Term Extension	Combination Term Extension and Payment Delay	Total Class of Financing Receivable

Commercial	$1,157	$—	0.82%
Commercial Real Estate	1,334	—	0.19%
Agriculture	—	—	—
Residential Mortgage	—	—	—
Residential Construction	—	—	—
Consumer	—	—	—
Total	$2,491	$—	0.23%

The amortized cost basis of loans that were experiencing both financial difficulty and modification during the six months ended June 30, 2025 were as follows:

(in thousands, except percentages)	Term Extension	Combination Term Extension and Payment Delay	Total Class of Financing Receivable

Commercial	$1,243	$73	0.93%
Commercial Real Estate	1,334	—	0.19%
Agriculture	—	—	—
Residential Mortgage	—	—	—
Residential Construction	—	—	—
Consumer	—	—	—
Total	$2,577	$73	0.25%

The Company had no commitments to lend additional funds to borrowers whose loans were modified at June 30, 2026 and June 30, 2025.

The following table presents the financial effect of the loan modifications to borrowers experiencing financial difficulty during the three-month period ended June 30, 2026:

	Weighted-Average	Weighted-Average
	Interest Rate	Term Extension
	Reduction	(in months)
Commercial	—	10
Commercial Real Estate	—	—
Agriculture	—	—
Residential Mortgage	—	—
Residential Construction	—	—
Consumer	—	—
Total	—	10

The following table presents the financial effect of the loan modifications to borrowers experiencing financial difficulty during the six-month period ended June 30, 2026:

	Weighted-Average	Weighted-Average
	Interest Rate	Term Extension
	Reduction	(in months)
Commercial	—	9
Commercial Real Estate	—	—
Agriculture	—	6
Residential Mortgage	—	—
Residential Construction	—	—
Consumer	—	—
Total	—	8

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

Loans that were modified within the previous twelve months were current on payments as of  June 30, 2026 and June 30, 2025.  There were no loans modified within the previous twelve months and for which there was a payment default during three- and six-month periods ended June 30, 2026 and June 30, 2025.

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

The following tables present the loan portfolio by loan class, origination year, and internal risk rating as of June 30, 2026. Generally, existing term loans that were re-underwritten are reflected in the table in the year of renewal. Lines of credit that have a conversion feature at the time of origination, such as construction to permanent loans, are presented by year of origination. Revolving loans converted to term loans totaled $6,631,000 and $1,780,000 as of June 30, 2026 and December 31, 2025, respectively.

	Term Loans Amortized Cost Basis by Origination Year - As of June 30, 2026
							Revolving
							Loans
							Amortized
(in thousands)	2026	2025	2024	2023	2022	Prior	Cost Basis	Total
Commercial
Pass	$88,382	$42,864	$35,459	$9,070	$7,624	$6,976	$19,855	$210,230
Special Mention	400	40	—	—	—	—	1,470	1,910
Substandard	73	41	34	—	—	527	1,370	2,045
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Commercial loans	$88,855	$42,945	$35,493	$9,070	$7,624	$7,503	$22,695	$214,185
Year-to-date Charge-offs	—	(300)	(125)	—	(42)	(35)	(221)	(723)
Year-to-date Recoveries	—	2	5	4	2	1	—	14
Year-to-date Net Charge-offs	—	(298)	(120)	4	(40)	(34)	(221)	(709)

Commercial Real Estate
Pass	$9,725	$52,485	$59,263	$104,034	$160,859	$280,966	$348	$667,680
Special Mention	—	—	2,826	—	688	6,293	—	9,807
Substandard	—	—	—	629	3,622	6,831	—	11,082
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Commercial Real Estate loans	$9,725	$52,485	$62,089	$104,663	$165,169	$294,090	$348	$688,569
Year-to-date Charge-offs	—	—	—	—	—	—	—	—
Year-to-date Recoveries	—	—	—	—	—	—	—	—
Year-to-date Net Charge-offs	—	—	—	—	—	—	—	—

Agriculture
Pass	$5,951	$6,313	$2,822	$6,102	$15,395	$26,404	$15,080	$78,067
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	2,597	3,473	2,337	8,407
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Agriculture loans	$5,951	$6,313	$2,822	$6,102	$17,992	$29,877	$17,417	$86,474
Year-to-date Charge-offs	—	—	—	—	—	—	—	—
Year-to-date Recoveries	—	—	—	—	50	—	—	50
Year-to-date Net Charge-offs	—	—	—	—	50	—	—	50

	Term Loans Amortized Cost Basis by Origination Year - As of June 30, 2026
							Revolving
							Loans
							Amortized
(in thousands)	2026	2025	2024	2023	2022	Prior	Cost Basis	Total
Residential Mortgage
Pass	$1,813	$4,137	$4,002	$15,963	$22,064	$50,309	$—	$98,288
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	160	—	160
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Residential Mortgage loans	$1,813	$4,137	$4,002	$15,963	$22,064	$50,469	$—	$98,448
Year-to-date Charge-offs	—	—	—	—	—	—	—	—
Year-to-date Recoveries	—	—	—	—	—	—	—	—
Year-to-date Net Charge-offs	—	—	—	—	—	—	—	—

Residential Construction
Pass	$2,729	$1,563	$—	$—	$—	$—	$—	$4,292
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Residential Construction loans	$2,729	$1,563	$—	$—	$—	$—	$—	$4,292
Year-to-date Charge-offs	—	—	—	—	—	—	—	—
Year-to-date Recoveries	—	—	—	—	—	—	—	—
Year-to-date Net Charge-offs	—	—	—	—	—	—	—	—

Consumer
Pass	$649	$211	$45	$48	$1,035	$427	$11,127	$13,542
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	0	—	—	—	590	590
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Consumer loans	$649	$211	$45	$48	$1,035	$427	$11,717	$14,132
Year-to-date Charge-offs	(16)	(1)	—	—	—	—	—	(17)
Year-to-date Recoveries	1	—	—	—	—	1	—	2
Year-to-date Net Charge-offs	(15)	(1)	—	—	—	1	—	(15)

Total Loans
Pass	$109,249	$107,573	$101,591	$135,217	$206,977	$365,082	$46,410	$1,072,099
Special Mention	400	40	2,826	—	688	6,293	1,470	11,717
Substandard	73	41	34	629	6,219	10,991	4,297	22,284
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Loans	$109,722	$107,654	$104,451	$135,846	$213,884	$382,366	$52,177	$1,106,100
Year-to-date Charge-offs	$(16)	$(301)	$(125)	$—	$(42)	$(35)	$(221)	$(740)
Year-to-date Recoveries	$1	$2	$5	$4	$52	$2	$—	$66
Year-to-date Net Charge-offs	$(15)	$(299)	$(120)	$4	$10	$(33)	$(221)	$(674)

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold.  The Company sold a substantial portion of its portfolio of conforming long-term residential mortgage loans originated during the six months ended June 30, 2026 for cash proceeds equal to the fair value of the loans. The Company serviced real estate mortgage loans for others totaling $155,568,000 and $162,644,000 at June 30, 2026 and December 31, 2025, respectively.

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

Key assumptions used in measuring the fair value of mortgage servicing rights as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025

Constant prepayment rate	6.44%	7.53%
Discount rate	9.51%	9.50%
Weighted average life (years)	7.55	7.24

The following table summarizes the changes to the Company’s mortgage servicing rights assets as of the periods presented.  Mortgage servicing rights are included in Interest Receivable and Other Assets on the condensed consolidated balance sheets.

(in thousands)	March 31, 2026	Additions	Reductions	June 30, 2026

Mortgage servicing rights	$1,126	$15	$(40)	$1,101
Valuation allowance	—	—	—	—
Mortgage servicing rights, net of valuation allowance	$1,126	$15	$(40)	$1,101

(in thousands)	December 31, 2025	Additions	Reductions	June 30, 2026

Mortgage servicing rights	$1,159	$28	$(86)	$1,101
Valuation allowance	—	—	—	—
Mortgage servicing rights, net of valuation allowance	$1,159	$28	$(86)	$1,101

At June 30, 2026 and December 31, 2025, the estimated fair market value of the Company’s mortgage servicing rights assets was $1,840,000 and $1,748,000, respectively. The change in fair value of mortgage servicing rights during 2026 was primarily due to a decrease in prepayment speeds.

The Company received contractually specified servicing fees of $98,000 and $108,000 for the three months ended June 30, 2026 and June 30, 2025, respectively. The Company received contractually specified servicing fees of $200,000 and $217,000 for the six months ended June 30, 2026 and June 30, 2025, respectively. Loan servicing income on the condensed consolidated statements of income includes contractually specified servicing fees, mortgage servicing rights additions, amortization and changes in the valuation allowance.

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

Assets Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025.

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
(in thousands)		Identical Assets	Inputs	Inputs
June 30, 2026	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$87,649	$87,649	$—	$—
Securities of U.S. government agencies and corporations	89,601	—	89,601	—
Obligations of states and political subdivisions	73,908	—	73,908	—
Collateralized mortgage obligations	96,060	—	96,060	—
Mortgage-backed securities	271,713	—	271,713	—
Total investments at fair value	$618,931	$87,649	$531,282	$—

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
(in thousands)		Identical Assets	Inputs	Inputs
December 31, 2025	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$87,556	$87,556	$—	$—
Securities of U.S. government agencies and corporations	85,344	—	85,344	—
Obligations of states and political subdivisions	75,003	—	75,003	—
Collateralized mortgage obligations	92,284	—	92,284	—
Mortgage-backed securities	277,056	—	277,056	—
Total investments at fair value	$617,243	$87,556	$529,687	$—

Assets Recorded at Fair Value on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of June 30, 2026 and December 31, 2025.

(in thousands)	Carrying
June 30, 2026	Value	Level 1	Level 2	Level 3
Collateral dependent loans	$795	$—	$—	$795
Total assets at fair value	$795	$—	$—	$795

(in thousands)	Carrying
December 31, 2025	Value	Level 1	Level 2	Level 3
Collateral dependent loans	$835	$—	$—	$835
Total assets at fair value	$835	$—	$—	$835

There were no liabilities measured at fair value on a recurring or non-recurring basis at June 30, 2026 and December 31, 2025.

Key methods and assumptions used in measuring the fair value of collateral dependent loans as of June 30, 2026 were as follows:

	Method	Assumption Inputs

Collateral dependent loans	Collateral, market, income, enterprise, liquidation	External appraised values, management assumptions regarding market trends or other relevant factors, selling costs generally ranging from 6% to 10%

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

Disclosures about Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments for the periods ended June 30, 2026 and December 31, 2025 were approximately as follows:

		June 30, 2026		December 31, 2025
		Carrying	Fair	Carrying	Fair
	Level	amount	value	amount	value
(in thousands)
Financial assets:
Cash and cash equivalents	1	$113,435	$113,435	$145,554	$145,554
Certificates of deposit	2	10,863	10,871	10,180	10,243
Stock in Federal Home Loan Bank and other equity securities	3	10,871	10,871	10,871	10,871
Loans receivable:
Net loans	3	1,092,098	1,027,489	1,050,473	990,239
Interest receivable	2	8,057	8,057	7,348	7,348
Mortgage servicing rights	3	1,101	1,840	1,159	1,748
Financial liabilities:
Time deposits	3	137,200	137,130	141,661	141,713
Interest payable	2	580	580	724	724

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

Financial instruments, whose contract amounts represent credit risk at the indicated periods, were as follows:

(in thousands)	June 30, 2026	December 31, 2025
Undisbursed loan commitments	$142,428	$131,306
Standby letters of credit	1,038	1,038
	$143,466	$132,344

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank issues both financial and performance standby letters of credit.  The financial standby letters of credit are primarily to guarantee payment to third parties.  At June 30, 2026 and December 31, 2025, there were no financial standby letters of credit outstanding.  The performance standby letters of credit are typically issued to municipalities as specific performance bonds.  Performance standby letters of credit totaled $1,038,000 for each of the periods ended  June 30, 2026 and December 31, 2025.  The Bank had experienced no draws on outstanding letters of credit, resulting in no related liability included on its balance sheet as of June 30, 2026 and December 31, 2025; however, should a triggering event occur, the Bank either has collateral in excess of the letter of credit or embedded agreements of recourse from the customer. The Bank set aside a reserve for unfunded commitments in the amount of $1,150,000 and $1,200,000 at June 30, 2026 and December 31, 2025, respectively, which is recorded in "interest payable and other liabilities" on the condensed consolidated balance sheets.

Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans.  As of June 30, 2026 and December 31, 2025, the Company had no off-balance sheet derivatives requiring additional disclosure.

The Company may enter into interest rate lock commitments in connection with its mortgage banking activities to fund residential mortgage loans within specified times in the future. These commitments expose the Company to the risk that the price of the loan underlying the interest rate lock commitment might decline from the inception of the interest rate lock to the funding of the mortgage loan. To protect against this risk, the Company may enter into commitments to sell loans to economically hedge the risk of potential changes in the value of the loans that would result from the commitment. There were no such commitments at June 30, 2026 and December 31, 2025. Mortgage loans sold to investors may be sold with servicing rights retained, for which the Company makes only standard legal representations and warranties as to meeting certain underwriting and collateral documentation standards. Management believes that any liabilities that may result from such recourse provisions are not significant.

8.         STOCK PLANS

On January 22, 2026, the Board of Directors of the Company declared a 5% stock dividend payable March 25, 2026 to shareholders of record as of February 27, 2026.  All stock options and restricted stock amounts outstanding have been adjusted to give retroactive effect to stock dividends.

The following table presents the activity related to stock options for the three months ended June 30, 2026.

Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
	Shares	Price	Value	Term (in years)
Options outstanding at Beginning of Period	369,975	$8.21
Granted	—	—
Expired	—	—
Cancelled / Forfeited	—	—
Exercised	—	—
Options outstanding at End of Period	369,975	$8.21	$3,601,400	3.00
Exercisable (vested) at End of Period	369,975	$8.21	$3,601,400	3.00

The following table presents the activity related to stock options for the six months ended June 30, 2026.

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
	Shares	Price	Value	Term (in years)
Options outstanding at Beginning of Period	422,527	$7.80
Granted	—	—
Expired	—	—
Cancelled / Forfeited	—	—
Exercised	(52,552)	4.90
Options outstanding at End of Period	369,975	$8.21	$3,601,400	3.00
Exercisable (vested) at End of Period	369,975	$8.21	$3,601,400	3.00

The intrinsic value of options exercised was $466,000 and $268,000 during the six months ended June 30, 2026 and June 30, 2025, respectively. The fair value of awards vested was $25,000 during each of the six-month periods ended June 30, 2026 and June 30, 2025.  The intrinsic value of options exercised was $0 and $90,000 during the three months ended June 30, 2026 and June 30, 2025, respectively.  The fair value of awards vested was $0 during each of the three-month periods ended June 30, 2026 and June 30, 2025.

As of June 30, 2026, there was no unrecognized compensation cost related to non-vested stock options.

There was $0 and $6,000 of recognized compensation cost related to stock options granted for the three months ended June 30, 2026 and June 30, 2025, respectively.  There was $6,000 and $12,000 of recognized compensation cost related to stock options granted for the six months ended June 30, 2026, and June 30, 2025, respectively.

The following table presents the activity related to non-vested restricted stock for the three months ended June 30, 2026.

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Grant Date	Intrinsic	Contractual
	Shares	Fair Value	Value	Term (in years)
Non-vested Restricted stock outstanding at Beginning of Period	286,274	$9.21
Granted	500	17.55
Cancelled / Forfeited	(800)	12.29
Exercised/Released/Vested	(1,820)	7.60
Non-vested restricted stock outstanding at End of Period	284,154	$9.23	$5,097,723	3.00

The following table presents the activity related to non-vested restricted stock for the six months ended June 30, 2026.

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Grant Date	Intrinsic	Contractual
	Shares	Fair Value	Value	Term (in years)
Non-vested Restricted stock outstanding at Beginning of Period	283,907	$8.05
Granted	60,579	14.02
Cancelled / Forfeited	(8,736)	8.63
Exercised/Released/Vested	(51,596)	8.46
Non-vested restricted stock outstanding at End of Period	284,154	$9.23	$5,097,723	3.00

The weighted average fair value of restricted stock granted during the six months ended June 30, 2026 was $14.02 per share.

As of June 30, 2026, there was $1,416,000 of total unrecognized compensation cost related to non-vested restricted stock.  This cost is expected to be recognized over a weighted average period of approximately 3.00 years.

There was $140,000 and $150,000 of recognized compensation cost related to restricted stock awards for the three months ended June 30, 2026 and June 30, 2025, respectively.  There was $234,000 and $334,000 of recognized compensation cost related to restricted stock awards for the six months ended June 30, 2026 and June 30, 2025, respectively.

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

As of June 30, 2026, there was $31,000 unrecognized compensation cost related to ESPP issuances. This cost is expected to be recognized over a weighted average period of approximately 0.5 years.

There was $16,000 and $10,000 of recognized compensation cost related to ESPP issuances for the three months ended June 30, 2026 and June 30, 2025, respectively.  There was $31,000 and $18,000 of recognized compensation cost related to ESPP issuances for the six months ended June 30, 2026 and June 30, 2025, respectively.

The weighted average fair value at issuance date during the six months ended June 30, 2026 was $2.79 per share.

A summary of the weighted average assumptions used in valuing ESPP issuances during the three and six months ended June 30, 2026 is presented below.

	Three months ended	Six months ended
	June 30, 2026	June 30, 2026
Risk Free Interest Rate	3.59%	3.59%

Expected Dividend Yield	0.00%	0.00%

Expected Life in Years	1.00	1.00

Expected Price Volatility	13.67%	13.67%

9.         ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table details activity in accumulated other comprehensive income (loss) for the three months ended June 30, 2026.

(in thousands)	Unrealized losses on securities	Officers' retirement plan	Directors' retirement plan	Accumulated other comprehensive loss
Balance as of March 31, 2026	$(18,847)	$221	$70	$(18,556)
Current period other comprehensive loss	(1,285)	—	—	(1,285)
Balance as of June 30, 2026	$(20,132)	$221	$70	$(19,841)

The following table details activity in accumulated other comprehensive income (loss) for the six months ended June 30, 2026.

(in thousands)	Unrealized losses on securities	Officers' retirement plan	Directors' retirement plan	Accumulated other comprehensive loss
Balance as of December 31, 2025	$(15,769)	$221	$70	$(15,478)
Current period other comprehensive loss	(4,363)	—	—	(4,363)
Balance as of June 30, 2026	$(20,132)	$221	$70	$(19,841)

The following table details activity in accumulated other comprehensive income (loss) for the three months ended  June 30, 2025.

(in thousands)	Unrealized losses on securities	Officers' retirement plan	Directors' retirement plan	Accumulated other comprehensive loss
Balance as of March 31, 2025	$(25,271)	$207	$99	$(24,965)
Current period other comprehensive income	2,324	—	—	2,324
Balance as of June 30, 2025	$(22,947)	$207	$99	$(22,641)

The following table details activity in accumulated other comprehensive income (loss) for the six months ended  June 30, 2025.

(in thousands)	Unrealized losses on securities	Officers' retirement plan	Directors' retirement plan	Accumulated other comprehensive loss
Balance as of December 31, 2024	$(34,157)	$207	$99	$(33,851)
Current period other comprehensive income	11,210	—	—	11,210
Balance as of June 30, 2025	$(22,947)	$207	$99	$(22,641)

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

The following table presents a reconciliation of basic and diluted EPS for the three and six months ended June 30, 2026 and 2025:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except share and per share amounts):	2026	2025	2026	2025
Basic earnings per share:
Net income	$4,728	$5,466	$10,634	$9,137

Weighted average common shares outstanding	16,119,853	16,377,019	16,127,780	16,399,953
Basic EPS	$0.29	$0.33	$0.66	$0.56

Diluted earnings per share:
Net income	$4,728	$5,466	$10,634	$9,137

Weighted average common shares outstanding	16,119,853	16,377,019	16,127,780	16,399,953

Effect of dilutive shares	388,938	215,240	372,861	228,113

Adjusted weighted average common shares outstanding	16,508,791	16,592,259	16,500,641	16,628,066
Diluted EPS	$0.29	$0.33	$0.64	$0.55

Restricted stock not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 231 shares and 0 shares for the three months ended June 30, 2026 and 2025, respectively.  There were no stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect for the three months ended June 30, 2026 and 2025. Restricted stock not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 13,516 shares and 609 shares for the six months ended June 30, 2026 and 2025, respectively.  Stock options not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 0 shares and 14,744 shares for the six months ended June 30, 2026 and 2025, respectively.

11.       LEASES

The Company leases nine branch and administrative locations under operating leases expiring on various dates through 2035. Leases with an initial term of 12 months or less are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term.  The Company had no financing leases as of June 30, 2026.

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

The Company had right-of-use assets totaling $5,202,000 and $5,393,000 as of June 30, 2026 and December 31, 2025, respectively. Right-of-use assets are included in Interest receivable and other assets on the condensed consolidated balance sheets. The Company had lease liabilities totaling $5,684,000 and $5,795,000 as of June 30, 2026 and December 31, 2025, respectively. Lease liabilities are included in Interest payable and other liabilities on the condensed consolidated balance sheets. The Company recognized lease expense totaling $293,000 and $283,000 for the three-month periods ended June 30, 2026 and 2025, respectively, and $585,000 and $567,000 for the six-month periods ended June 30, 2026 and 2025, respectively. Lease expense includes operating lease costs, short-term lease costs and variable lease costs. Lease expense is included in occupancy and equipment expense on the condensed consolidated statements of income.

The table below summarizes the maturity of remaining lease liabilities at June 30, 2026:

(in thousands)	June 30, 2026
2026 (remaining 6 months)	$550
2027	1,102
2028	1,149
2029	1,103
2030	777
2031 and thereafter	1,740
Total lease payments	6,421
Less: interest	(737)
Present value of lease liabilities	$5,684

The following table presents supplemental cash flow information related to leases for the three and six months ended June 30, 2026 and 2025:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$273	$262	$551	$523
Right-of-use assets obtained in exchange for new operating lease liabilities	$344	$—	$344	$—

The following table presents the weighted average operating lease term and discount rate as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025

Weighted-average remaining lease term – operating leases, in years	6.11	6.52
Weighted-average discount rate – operating leases	3.60%	3.51%

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

●

Expectations regarding the liquidity, trading volume and market price of our common stock, as well as continued listing of our common stock on The Nasdaq Capital Market and/or inclusion in the Russell 3000 Index

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

Significant results and developments during the second quarter and year-to-date 2026 included:

●

Net income of $10.6 million for the six months ended June 30, 2026, up 16.4% from net income of $9.1 million earned for the same period last year. Net income of $4.7 million for the three months ended June 30, 2026, down 13.5% from net income of $5.5 million earned for the same period last year.

●

Diluted income per share of $0.64 for the six months ended June 30, 2026, up 16.4% from diluted income per share of $0.55 for the same period last year. Diluted income per share of $0.29 for the three months ended June 30, 2026, down 12.1% from diluted income per share of $0.33 for the same period last year.

●

Net interest income of $34.2 million for the six months ended June 30, 2026, up 4.0% from net interest income of $32.9 million for the same period last year. Net interest income of $17.0 million for the three months ended June 30, 2026, up 0.3% from net interest income of $17.0 million for the same period last year.

●

Net interest margin of 3.79% for the six months ended June 30, 2026, up 1.3% from net interest margin of 3.74% for the same period last year. Net interest margin of 3.75% for the three months ended June 30, 2026, down 2.6% from net interest margin of 3.85% for the same period last year.

●

Provision for credit losses of $900,000 for the six months ended June 30, 2026, up 5.9% from provision for credit losses of $850,000 for the same period last year. Provision for credit losses of $600,000 for the three months ended June 30, 2026 compared to no provision for credit losses for the same period last year.

●	Total assets of $1.93 billion as of June 30, 2026, up 0.8% from $1.91 billion as of December 31, 2025.

●	Total net loans (including loans held-for-sale) of $1.09 billion as of June 30, 2026, up 4.0% from $1.05 billion as of December 31, 2025.

●	Total investment securities of $618.9 million as of June 30, 2026, up 0.3% from $617.2 million as of December 31, 2025.

●	Total deposits of $1.69 billion as of June 30, 2026, up 0.8% from $1.68 billion as of December 31, 2025.

SUMMARY FINANCIAL DATA

The Company recorded net income of $10,634,000 for the six months ended June 30, 2026, representing an increase of $1,497,000, or 16.4%, from net income of $9,137,000 for the same period in 2025. The Company recorded net income of $4,728,000 for the three months ended June 30, 2026, representing a decrease of $738,000, or 13.5%, from net income of $5,466,000 for the same period in 2025.

The following tables present a summary of the results for the three and six months ended June 30, 2026 and 2025, and a summary of financial condition at June 30, 2026 and December 31, 2025.

	Three months ended	Three months ended	Six months ended	Six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
(in thousands, except per share amounts and ratios)
For the Period:
Net Income	$4,728	$5,466	$10,634	$9,137
Basic Earnings Per Common Share	$0.29	$0.33	$0.66	$0.56
Diluted Earnings Per Common Share	$0.29	$0.33	$0.64	$0.55
Return on Average Assets (annualized)	0.98%	1.18%	1.11%	0.99%
Return on Average Equity (annualized)	8.80%	11.67%	10.00%	10.02%
Average Equity to Average Assets	11.18%	10.11%	11.14%	9.86%

	June 30, 2026	December 31, 2025
(in thousands, except ratios)
At Period End:
Total Assets	$1,926,412	$1,910,950
Total Investment Securities, at fair value	$618,931	$617,243
Total Loans, Net (including loans held-for-sale)	$1,092,504	$1,050,473
Total Deposits	$1,691,887	$1,679,143
Loan-To-Deposit Ratio	64.6%	62.6%

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income

	Three months ended			Three months ended
	June 30, 2026			June 30, 2025
	Average		Yield/	Average		Yield/
(in thousands, except percentages)	Balance	Interest	Rate (4)	Balance	Interest	Rate (4)
Assets
Interest-earning assets:
Loans (1)	$1,070,933	$14,549	5.45%	$1,044,581	$14,629	5.62%
Certificates of deposit	10,699	107	4.01%	15,112	157	4.17%
Interest bearing due from banks	102,368	1,034	4.05%	85,828	1,010	4.72%
Investment securities, taxable	569,985	4,529	3.19%	560,021	4,137	2.96%
Investment securities, non-taxable (2)	54,549	438	3.22%	49,497	391	3.17%
Other interest earning assets	10,870	149	5.50%	10,808	250	9.28%
Total average interest-earning assets	1,819,404	20,806	4.59%	1,765,847	20,574	4.67%
Non-interest-earning assets:
Cash and due from banks	30,581			30,777
Premises and equipment, net	8,969			7,866
Interest receivable and other assets	67,325			53,556
Total average assets	$1,926,279			$1,858,046

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	$451,794	810	0.72%	$428,553	693	0.65%
Savings and MMDAs	477,236	1,857	1.56%	447,276	1,602	1.44%
Time, $250,000 or less	84,760	677	3.20%	88,024	889	4.05%
Time, over $250,000	53,683	456	3.41%	51,942	362	2.80%
FHLB advances	—	—	0.00%	6,593	75	4.56%
Total average interest-bearing liabilities	1,067,473	3,800	1.43%	1,022,388	3,621	1.42%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	626,901			634,352
Interest payable and other liabilities	16,485			13,505
Total liabilities	1,710,859			1,670,245
Total average stockholders’ equity	215,420			187,801
Total average liabilities and stockholders’ equity	$1,926,279			$1,858,046
Net interest income and net interest margin (3)		$17,006	3.75%		$16,953	3.85%

(1)

Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for credit losses, but non-accrued interest thereon is generally excluded. Loan interest income includes loan fees, net of deferred costs of approximately $(78) and $33 for the three months ended June 30, 2026 and 2025, respectively.

(2)	Interest income and yields on tax-exempt securities are not presented on a taxable-equivalent basis.
(3)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)	For disclosure purposes, yield /rates are annualized by dividing the number of days in the reported period by 365.

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income

	Six months ended			Six months ended
	June 30, 2026			June 30, 2025
	Average		Yield/	Average		Yield/
(in thousands, except percentages)	Balance	Interest	Rate (4)	Balance	Interest	Rate (4)
Assets
Interest-earning assets:
Loans (1)	$1,057,624	$28,871	5.50%	$1,043,576	$28,231	5.46%
Certificates of deposit	10,629	214	4.06%	15,488	318	4.14%
Interest bearing due from banks	113,643	2,131	3.78%	78,190	1,737	4.48%
Investment securities, taxable	571,801	8,963	3.16%	573,601	8,485	2.98%
Investment securities, non-taxable (2)	56,108	885	3.18%	49,948	784	3.17%
Other interest earning assets	10,870	704	13.06%	10,664	522	9.87%
Total average interest-earning assets	1,820,675	41,768	4.63%	1,771,467	40,077	4.56%
Non-interest-earning assets:
Cash and due from banks	30,034			32,547
Premises and equipment, net	8,832			8,502
Interest receivable and other assets	66,235			53,158
Total average assets	$1,925,776			$1,865,674

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	$448,102	1,575	0.71%	$430,434	1,384	0.65%
Savings and MMDAs	476,370	3,667	1.55%	449,227	3,153	1.42%
Time, $250,000 or less	85,662	1,400	3.30%	89,138	1,862	4.21%
Time, over $250,000	54,255	916	3.40%	52,600	707	2.71%
FHLB advances	—	—	0.00%	3,315	75	4.56%
Total average interest-bearing liabilities	1,064,389	7,558	1.43%	1,024,714	7,181	1.41%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	629,959			643,322
Interest payable and other liabilities	16,969			13,711
Total liabilities	1,711,317			1,681,747
Total average stockholders’ equity	214,459			183,927
Total average liabilities and stockholders’ equity	$1,925,776			$1,865,674
Net interest income and net interest margin (3)		$34,210	3.79%		$32,896	3.74%

(1)

Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for credit losses, but non-accrued interest thereon is generally excluded. Loan interest income includes loan fees, net of deferred costs of approximately $(73) and $25 for the six months ended June 30, 2026 and 2025, respectively.

(2)	Interest income and yields on tax-exempt securities are not presented on a taxable-equivalent basis.
(3)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)	For disclosure purposes, yield /rates are annualized by dividing the number of days in the reported period by 365.

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income

	Three months ended			Three months ended
	June 30, 2026			March 31, 2026
	Average		Yield/	Average		Yield/
(in thousands, except percentages)	Balance	Interest	Rate	Balance	Interest	Rate (4)
Assets
Interest-earning assets:
Loans (1)	$1,070,933	$14,549	5.45%	$1,044,166	$14,322	5.56%
Certificates of deposit	10,699	107	4.01%	10,558	106	4.07%
Interest bearing due from banks	102,368	1,034	4.05%	125,045	1,098	3.56%
Investment securities, taxable	569,985	4,529	3.19%	573,637	4,434	3.13%
Investment securities, non-taxable (2)	54,549	438	3.22%	57,685	447	3.14%
Other interest earning assets	10,870	149	5.50%	10,870	555	20.71%
Total average interest-earning assets	1,819,404	20,806	4.59%	1,821,961	20,962	4.67%
Non-interest-earning assets:
Cash and due from banks	30,581			29,481
Premises and equipment, net	8,969			8,693
Interest receivable and other assets	67,325			65,134
Total average assets	$1,926,279			$1,925,269

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	$451,794	810	0.72%	$444,368	766	0.70%
Savings and MMDAs	477,236	1,857	1.56%	475,494	1,809	1.54%
Time, $250,000 and under	84,760	677	3.20%	85,614	723	3.42%
Time, over $250,000	53,683	456	3.41%	55,793	460	3.34%
Total average interest-bearing liabilities	1,067,473	3,800	1.43%	1,061,269	3,758	1.44%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	626,901			632,800
Interest payable and other liabilities	16,485			17,462
Total liabilities	1,710,859			1,711,531
Total average stockholders’ equity	215,420			213,738
Total average liabilities and stockholders’ equity	$1,926,279			$1,925,269
Net interest income and net interest margin (3)		$17,006	3.75%		$17,204	3.83%

(1)

Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for credit losses, but non-accrued interest is generally excluded. Loan interest income includes loan fees, net of deferred costs of approximately $(78) and $5 for the three months ended June 30, 2026 and March 31, 2026, respectively.

(2)	Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
(3)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)	For disclosure purposes, yield/rates are annualized by dividing the number of days in the reported period by 365.

Analysis of Changes

in Interest Income and Interest Expense

Following is an analysis of changes in interest income and expense (dollars in thousands) for the three months ended June 30, 2026 over the three months ended June 30, 2025, the six months ended June 30, 2026 over the six months ended June 30, 2025, and the three months ended June 30, 2026 over the three months ended March 31, 2026.  Changes not solely due to interest rate or volume have been allocated proportionately to interest rate and volume.

	Three months ended			Six months ended			Three months ended
	June 30, 2026			June 30, 2026			June 30, 2026
	Over			Over			Over
	Three months ended			Six months ended			Three months ended
	June 30, 2025			June 30, 2025			March 31, 2026
		Interest			Interest			Interest
	Volume	Rate	Change	Volume	Rate	Change	Volume	Rate	Change
(in thousands)
Increase (Decrease) in Interest Income:

Loans	$367	$(447)	$(80)	$414	$226	$640	$452	$(225)	$227
Certificates of Deposit	(44)	(6)	(50)	(98)	(6)	(104)	2	(1)	1
Due From Banks	180	(156)	24	700	(306)	394	(210)	146	(64)
Investment Securities - Taxable	73	319	392	(28)	506	478	(19)	114	95
Investment Securities - Non-taxable	41	6	47	98	3	101	(22)	13	(9)
Other Assets	1	(102)	(101)	10	172	182	—	(406)	(406)
	$618	$(386)	$232	$1,096	$595	$1,691	$203	$(359)	$(156)

Increase (Decrease) in Interest Expense:

Deposits:
Interest-Bearing Transaction Deposits	$39	$78	$117	$59	$132	$191	$16	$28	$44
Savings & MMDAs	114	141	255	204	310	514	10	38	48
Time Certificates	(28)	(90)	(118)	(73)	(180)	(253)	(24)	(26)	(50)
FHLB advances	(75)	—	(75)	(75)	—	(75)	—	—	—

	$50	$129	$179	$115	$262	$377	$2	$40	$42

Increase (Decrease) in Net Interest Income:	$568	$(515)	$53	$981	$333	$1,314	$201	$(399)	$(198)

CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a $32,119,000, or 22.1%, decrease in cash and cash equivalents, a $1,688,000, or 0.3%, increase in investment securities available-for-sale, a $41,625,000, or 4.0%, increase in net loans held-for-investment, and a $3,107,000, or 5.0%, increase in interest receivable and other assets from December 31, 2025 to June 30, 2026. The decrease in cash and cash equivalents was primarily due to an increase in loans due to net loan originations, which was partially offset by an increase in deposit balances. The increase in investment securities was due to purchases of available-for-sale securities, which was partially offset by paydowns and maturities of available-for-sale securities.  The increase in net loans held-for-investment was primarily due to net originations of commercial loans, which was partially offset by net payoffs of commercial real estate, agriculture, residential mortgage and consumer loans. The increase in interest receivable and other assets was primarily due to the increase in deferred tax assets due to the increase in unrealized losses on investment securities.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect an increase in total deposits of $12,744,000, or 0.8%, from December 31, 2025 to June 30, 2026. The overall increase in total deposits was primarily due to seasonal fluctuations due to changes in market conditions and monetary policy.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The Federal Open Market Committee kept the Federal Reserve's benchmark rate range at 3.50% to 3.75% during the six months ended June 30, 2026.

Interest income on loans for the six months ended June 30, 2026 was up 2.3% from the same period in 2025, increasing from $28,231,000 to $28,871,000, and was down 0.5% for the three months ended June 30, 2026 over the same period in 2025, decreasing from $14,629,000 to $14,549,000. The increase in interest income on loans for the six months ended June 30, 2026 as compared to the same period a year ago was primarily due to a 4 basis point increase in yield on loans coupled with an increase in average balances of loans. The decrease in interest income on loans for the three months ended June 30, 2026 compared to the same period a year ago was primarily due to a 17 basis point decrease in yield on loans, which was partially offset by an increase in average balance of loans.

Interest income on certificates of deposit for the six months ended June 30, 2026 was down 32.7% from the same period in 2025, decreasing from $318,000 to $214,000, and was down 31.9% for the three months ended June 30, 2026 over the same period in 2025, decreasing from $157,000 to $107,000. The decrease in interest income on certificates of deposit for the six months ended June 30, 2026 as compared to the same period a year ago was primarily due to an 8 basis point decrease in yield on certificates of deposit coupled with a decrease in average balances of certificates of deposit. The decrease in interest income on certificates of deposit for the three months ended June 30, 2026 as compared to the same period a year ago was primarily due to a 16 basis point decrease in yield on certificates of deposit coupled with a decrease in average balances of certificates of deposit.

Interest income on interest-bearing due from banks for the six months ended June 30, 2026 was up 22.7% from the same period in 2025, increasing from $1,737,000 to $2,131,000, and was up 2.4% for the three months ended June 30, 2026 over the same period in 2025, increasing from $1,010,000 to $1,034,000. The increase in interest income on interest-bearing due from banks for the six months ended June 30, 2026 as compared to the same period a year ago was primarily due to an increase in average balances of interest-bearing due from banks, which was partially offset by a 70 basis point decrease in yield on interest-bearing due from banks.  The increase in interest income on interest-bearing due from banks for the three months ended June 30, 2026 as compared to the same period a year ago was primarily due to an increase in average balances of interest-bearing due from banks, which was partially offset by a 67 basis point decrease in yield on interest-bearing due from banks.

Interest income on investment securities available-for-sale for the six months ended June 30, 2026 was up 6.3% from the same period in 2025, increasing from $9,269,000 to $9,848,000, and was up 9.7% for the three months ended June 30, 2026 over the same period in 2025, increasing from $4,528,000 to $4,967,000. The increase in interest income on investment securities for the six months ended June 30, 2026 as compared to the same period a year ago was primarily due to a 16 basis point increase in investment yields coupled with an increase in average investment securities. The increase in interest income on investment securities for the three months ended June 30, 2026 as compared to the same period a year ago was primarily due to a 21 basis point increase in investment yields coupled with an increase in average investment securities.

Interest income on other earning assets for the six months ended June 30, 2026 was up 34.9% from the same period in 2025, increasing from $522,000 to $704,000, and was down 40.4% for the three months ended June 30, 2026 over the same period in 2025, decreasing from $250,000 to $149,000. This income is primarily derived from dividends received from the Federal Home Loan Bank (FHLB). The increase in interest income on other earning assets for the  six months ended June 30, 2026 as compared to the same period a year ago was primarily due to a special cash dividend issued by the FHLB during the first quarter of 2026.  The decrease in interest income on other earning assets for the three months ended June 30, 2026 as compared to the same period a year ago was primarily due to a special cash dividend issued by the FHLB in the second quarter of 2026 compared to the quarterly cash dividend received in the second quarter of 2025.  Other than the special cash dividend, no quarterly cash dividend was issued by the FHLB in the second quarter of 2026.

The Company had no Federal Funds sold balances during the three and six months ended June 30, 2026 and June 30, 2025.

Interest Expense

Interest expense on interest-bearing liabilities for the six months ended June 30, 2026 was up 5.3% from the same period in 2025, increasing from $7,181,000 to $7,558,000, and was up 4.9% for the three months ended June 30, 2026 over the same period in 2025, increasing from $3,621,000 to $3,800,000. The increase in interest expense for the six months ended June 30, 2026 as compared to the same period a year ago was primarily due to an increase in average balance of interest-bearing liabilities coupled with a 2 basis point increase in average interest-bearing deposit yield. The increase in interest expense for the three months ended June 30, 2026 as compared to the same period a year ago was primarily due to an increase in average balance of interest-bearing liabilities coupled with a 1 basis point increase in average interest-bearing deposit yield.

Provision for Credit Losses

Provision for credit losses for the six months ended June 30, 2026 was up 5.9% from the same period in 2025, increasing from $850,000 to $900,000.  Provision for credit losses for the three months ended June 30, 2026 was $600,000, compared to $0 for the same period in 2025. The increase in provision for credit losses from the prior year was primarily due to an increase in reserves on pooled loans due to an increase in qualitative factors.

Non-Interest Income

Non-interest income was up 17.2% for the six months ended June 30, 2026 from the same period in 2025, increasing from $2,990,000 to $3,503,000, and was up 14.7% for the three months ended June 30, 2026 over the same period in 2025, increasing from $1,537,000 to $1,763,000. The increase was primarily driven by an increase in investment and brokerage services income due to the Beacon Wealth client acquisition in the fourth quarter of 2025.

Non-Interest Expenses

Non-interest expenses was up 2.2% for the six months ended June 30, 2026 from the same period in 2025, increasing from $22,483,000 to $22,986,000. The increase was primarily due to increases in salaries and employee benefits, data processing, and amortization of intangible assets, which was partially offset by decreases in occupancy and equipment expense and other expenses. The increase in salaries and employee benefits was primarily due to an increase in full-time equivalent employees. The increase in data processing was primarily due to an increase in costs of service contracts. The increase in amortization of intangible assets was due to the acquisition of a customer-related intangible asset during the fourth quarter of 2025. The decrease in occupancy and equipment expense was primarily due to the prior year upgrades to facilities which were not repeated in the current year. The decrease in other expenses was primarily due to decreases in legal and consulting fees.

Non-interest expenses was up 9.7% for the three months ended June 30, 2026 over the same period in 2025, increasing from $10,893,000 to $11,954,000. The increase was primarily due to increases in salaries and employee benefits, data processing, and other expenses, which was partially offset by a decrease in occupancy and equipment.  The increase in salaries and employee benefits was primarily due to an increase in full-time equivalent employees. The increase in data processing was primarily due to an increase in costs of service contracts. The increase in other expenses was primarily due to increases in consulting fees and loan collection expenses. The decrease in occupancy and equipment expense was primarily due to the prior year upgrades to facilities which were not repeated in the current year.

The following table sets forth other non-interest expenses by category for the three and six months ended June 30, 2026 and 2025.

	Three months ended	Three months ended	Six months ended	Six months ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Other non-interest expenses
FDIC assessments	$212	$200	$430	$424
Contributions	140	74	210	204
Legal fees	159	294	238	361
Accounting and audit fees	185	165	342	338
Consulting fees	361	229	560	687
Postage expense	19	25	45	69
Telephone expense	59	47	126	92
Public relations	104	57	206	132
Training expense	28	44	41	83
Loan origination expense	97	136	162	132
Sundry losses	75	99	170	210
Loan collection expense	34	(121)	84	38
Debit card expense	309	275	549	539
Other non-interest expense	515	366	981	1,110

Total other non-interest expenses	$2,297	$1,890	$4,144	$4,419

Income Taxes

The Company’s tax rate, the Company’s income before taxes and the amount of tax relief provided by non-taxable earnings affect the Company’s provision for income taxes. Provision for income taxes decreased 6.5% for the six months ended June 30, 2026 from the same period in 2025, decreasing from $3,416,000 to $3,193,000, and decreased 30.2% for the three months ended June 30, 2026 from the same period in 2025, decreasing from $2,131,000 to $1,487,000. The effective tax rate was 23.1% and 27.2% for the six months ended June 30, 2026 and June 30, 2025, respectively. The effective tax rate was 23.9% and 28.1% for the three months ended June 30, 2026 and June 30, 2025, respectively. The decrease in the effective tax rate was primarily due to low income housing tax credits recognized during the six months ended June 30, 2026, coupled with the execution of a tax planning strategy that involved purchasing investment tax credits tied to alternative energy projects.  The investment tax credits were acquired at a discount and the majority was recognized as a reduction to income tax expense in the third quarter of 2025, with the remaining credits recognized in the first quarter of 2026.

Off-Balance Sheet Commitments

The following table shows the distribution of the Company’s undisbursed loan commitments at the dates indicated.

(in thousands)	June 30, 2026	December 31, 2025
Undisbursed loan commitments	$142,428	$131,306
Standby letters of credit	1,038	1,038
	$143,466	$132,344

The reserve for unfunded lending commitments amounted to $1,150,000 and $1,200,000 as of June 30, 2026 and December 31, 2025, respectively. The reserve for unfunded lending commitments is included in other liabilities on the Condensed Consolidated Balance Sheets. See Note 7 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q, "Commitments and Contingencies," for additional information.

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

The following table summarizes the Company’s non-accrual loans net of guarantees of the State of California and U.S. Government by loan category at June 30, 2026 and December 31, 2025:

	At June 30, 2026			At December 31, 2025
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(in thousands)

Commercial	$289	$139	$150	$139	$139	$—
Commercial real estate	894	—	894	657	—	657
Agriculture	2,758	777	1,981	4,423	809	3,614
Residential mortgage	156	—	156	174	—	174
Residential construction	—	—	—	—	—	—
Consumer	470	—	470	637	—	637
Total non-accrual loans	$4,567	$916	$3,651	$6,030	$948	$5,082

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

Non-accrual loans amounted to $4,567,000 at June 30, 2026 and were comprised of two commercial loans totaling $289,000, two commercial real estate loans totaling $894,000, four agriculture loans totaling $2,758,000, three residential mortgage loans totaling $156,000 and four consumer loans totaling $470,000. Non-accrual loans amounted to $6,030,000 at December 31, 2025 and were comprised of one commercial loan totaling $139,000, one commercial real estate loan totaling $657,000, four agriculture loans totaling $4,423,000, three residential mortgage loans totaling $174,000 and five consumer loans totaling $637,000.

A loan is considered to be collateral dependent when repayment is expected to be provided substantially through the operation or sale of the collateral. The allowance for credit losses on collateral dependent loans is measured using the fair value of the underlying collateral, adjusted for costs to sell when applicable, less the amortized cost basis of the financial asset. It is generally the Company’s policy that if the value of the underlying collateral is determined to be less than the recorded amount of the loan, a charge-off will be taken.

As the following table illustrates, total non-performing assets, net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, decreased $1,431,000, or 22.6%, to $4,892,000 during the first six months of 2026. Non-performing assets, net of guarantees, represented 0.3% of total assets at June 30, 2026.

	At June 30, 2026			At December 31, 2025
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Non-accrual loans	$4,567	$916	$3,651	$6,030	$948	$5,082
Loans 90 days past due and still accruing	—	—	—	—	—	—

Total non-performing loans	4,567	916	$3,651	6,030	948	$5,082
Other real estate owned	1,241	—	1,241	1,241	—	1,241
Total non-performing assets	$5,808	$916	$4,892	$7,271	$948	$6,323

Non-performing loans (net of guarantees) to total loans			0.3%			0.5%
Non-performing assets (net of guarantees) to total assets			0.3%			0.3%
Allowance for credit losses to non-performing loans (net of guarantees)			405.2%			285.7%

The Company had no loans that were 90 days or more past due and still accruing as of June 30, 2026 and December 31, 2025.

Excluding non-performing loans, loans totaling $17,717,000 and $18,259,000 were classified as substandard or doubtful loans, representing potential problem loans at June 30, 2026 and December 31, 2025, respectively. Management believes that the allowance for credit losses at June 30, 2026 and December 31, 2025 appropriately reflected expected credit losses in the loan portfolio at that date.  The ratio of the allowance for credit losses to total loans was 1.34% and 1.36% at  June 30, 2026 and December 31, 2025, respectively.

Other real estate owned (“OREO”) consists of property that the Company has acquired by deed in lieu of foreclosure or through foreclosure proceedings, and property that the Company does not hold title to but is in actual control of, known as in-substance foreclosure. OREO can also consist of Company-owned properties that the Company has determined are no longer intended for use or future development. The estimated fair value of the property is determined prior to transferring the balance to OREO.  The balance transferred to OREO is the estimated fair value of the property less estimated cost to sell.  Impairment may be deemed necessary to bring the book value of the loan equal to the appraised value.  Appraisals or loan officer evaluations are then conducted periodically thereafter charging any additional impairment to the appropriate expense account. The Company had OREO totaling $1,241,000 for each of the periods ended  June 30, 2026 and December 31, 2025. As of June 30, 2026 and December 31, 2025, OREO represented land, transferred from premises and equipment, that the Company determined is no longer intended for future development and is actively marketing for sale.

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

The following table summarizes the ACL of the Company during the six months ended June 30, 2026 and 2025, and for the year ended December 31, 2025:

Analysis of the Allowance for Credit Losses

	Six months ended		Year ended
	June 30,		December 31,
	2026	2025	2025
(in thousands, except ratios)
Balance at beginning of period	$14,519	$15,885	$15,885
Provision for credit losses	950	400	(500)
Loans charged-off:
Commercial	(723)	(195)	(648)
Commercial Real Estate	—	(26)	(26)
Agriculture	—	—	(474)
Residential Mortgage	—	(5)	(5)
Residential Construction	—	—	—
Consumer	(17)	(7)	(19)

Total charged-off	(740)	(233)	(1,172)

Recoveries:
Commercial	14	67	273
Commercial Real Estate	—	—	—
Agriculture	50	—	—
Residential Mortgage	—	—	—
Residential Construction	—	—	—
Consumer	2	3	33

Total recoveries	66	70	306

Net charge-offs	(674)	(163)	(866)

Balance at end of period	$14,795	$16,122	$14,519

Ratio of net charge-offs to average loans outstanding during the period (annualized)	(0.13)%	(0.03)%	(0.08)%
Allowance for credit losses to total loans	1.34%	1.49%	1.36%
Nonaccrual loans to total loans	0.41%	0.82%	0.57%
Allowance for credit losses to nonaccrual loans	323.95%	181.20%	240.78%

Deposits

Deposits are one of the Company’s primary sources of funds.  At June 30, 2026 and December 31, 2025, the Company had the following deposit mix:

	June 30, 2026	December 31, 2025

Non-interest bearing transaction	37.2%	37.7%
Interest-bearing transaction	26.7%	26.1%
Savings and MMDAs	28.0%	27.8%
Time	8.1%	8.4%

The Company obtains deposits primarily from the communities it serves. The Company believes that no material portion of its deposits has been obtained from or is dependent on any one person or industry. The Company accepts deposits in excess of $250,000 from customers.  These deposits are priced to remain competitive.

Maturities of time certificates of deposit of over $250,000 outstanding at June 30, 2026 and December 31, 2025 are summarized as follows:

(in thousands)	June 30, 2026	December 31, 2025
Three months or less	$22,173	$18,034
Over three to six months	9,545	14,471
Over six to twelve months	16,220	14,924
Over twelve months	5,263	6,201
Total	$53,201	$53,630

Approximately 44% and 40% of our deposits were uninsured as of June 30, 2026 and December 31, 2025, respectively.

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

Asset liquidity sources consist of the repayments and maturities of loans, selling of loans, short-term money market investments, maturities of securities and sales of securities from the available-for-sale portfolio. These activities are generally summarized as investing activities in the Condensed Consolidated Statements of Cash Flows. For the six months ended June 30, 2026, net liquidity used in investing activities totaled $51,179,000.

The Company’s available-for-sale investment securities plus cash and cash equivalents in excess of reserve requirements and certificates of deposit totaled $743,229,000 on June 30, 2026, which was 38.6% of assets at that date. This was a decrease of $29,748,000 from $772,977,000 and 40.4% of assets as of December 31, 2025. The Company’s investment securities are generally shorter term in nature to provide ongoing cash flows for liquidity needs and/or reinvestment for interest rate risk management. On June 30, 2026, the effective duration of our investment securities was 3.15 with projected principal cashflow of $81,777,000 for the remainder of 2026 available for reinvestment or liquidity needs. The Company had no held-to-maturity securities as of June 30, 2026 and December 31, 2025.

Liquidity may also be impacted from liabilities through changes in deposits and borrowings outstanding. These activities are included under financing activities in the Condensed Consolidated Statements of Cash Flows. As of June 30, 2026 and December 31, 2025, the Company had $0 in borrowings outstanding. For the six months ended June 30, 2026, net liquidity provided by financing activities totaled $11,338,000, primarily due to a net increase in deposits. While these sources of funds are expected to continue to provide significant amounts of funds in the future, their mix, as well as the possible use of other sources, will depend on future economic and market conditions.

Liquidity is also provided or used through the results of operating activities. For the six months ended June 30, 2026, net cash provided by operating activities totaled $7,722,000, primarily as a result of net income during the six months ended June 30, 2026.

Liquidity is measured by various ratios, in management’s opinion, the most common being the ratio of net loans to deposits (including loans held-for-sale).  This ratio was 64.6% and 62.6% as of June 30, 2026 and December 31, 2025, respectively.

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

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks which totaled $130,000,000 at June 30, 2026.  Additionally, the Company has a line of credit with the FHLB, with a remaining borrowing capacity at June 30, 2026 of $339,691,000; credit availability is subject to certain collateral requirements.

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

As of June 30, 2026, the Bank’s capital ratios exceeded applicable regulatory requirements. The following table presents the capital ratios for the Bank, compared to the regulatory standards for well-capitalized depository institutions, as of June 30, 2026.

		%	%
	Actual		Well Capitalized
			Ratio
(in thousands except ratios)	Capital	Ratio	Requirement
Leverage	$232,094	12.0%	5.0%
Common Equity Tier 1	$232,094	17.7%	6.5%
Tier 1 Risk-Based	$232,094	17.7%	8.0%
Total Risk-Based	$248,039	19.0%	10.0%

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in the quantitative and qualitative disclosures about market risk as of June 30, 2026, from those presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which are incorporated by reference herein.

ITEM 4. – CONTROLS AND PROCEDURES

(a)  We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of June 30, 2026.  This conclusion is based on an evaluation conducted under the supervision and with the participation of management.

(b)  During the quarter ended June 30, 2026, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. – RISK FACTORS

We are subject to various risks and uncertainties, which could materially affect our business, results of operations, financial condition, future results, and the trading price of our common stock. For a discussion of risk factors relating to our business, please refer to Part I, Item 1A, “Risk Factors” in our 2025 Form 10-K, which is incorporated herein by reference, and to the following risk factor. These risk factors, as well as our condensed consolidated financial statements and notes thereto and the other information appearing in this Report, should be reviewed carefully for important information regarding risks that affect us.

The Company’s common stock was recently listed on The Nasdaq Capital Market, and our trading volume, liquidity and stock price may be volatile.

On April 24, 2026, the Company uplisted from the OTCQX to The Nasdaq Capital Market. The trading volume of our common stock is less than that of nationwide or larger regional financial institutions. The quotation of our common stock on Nasdaq does not assure that a meaningful, consistent and liquid public trading market currently exists.  A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence of willing buyers and sellers of stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control.

The liquidity of our common stock has been mixed, and there is no assurance that liquidity will continue. There may be periods when trading activity in our shares is minimal, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give any assurance that a broader or more active public trading market for our common stock will develop or be sustained, or that current trading levels will be sustained. In addition, we must continue to meet the Nasdaq listing requirements in order to maintain the listing of our common stock on The Nasdaq Capital Market. If we do not meet these requirements, the market liquidity for our common stock could be severely adversely affected, and this could impair the ability of our shareholders to sell their shares of common stock at the time they wish to sell or at a price that they consider favorable. In the event that we are unable to maintain compliance with Nasdaq’s continued listing standards and our common stock is delisted from Nasdaq, we would take actions to restore our compliance with the continued listing standards; however, we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, or prevent future non-compliance with Nasdaq’s continued listing requirements.

Our common stock is currently included in the Russell 3000 Index. FTSE Russell periodically reviews and reconstitutes its indexes, and continued inclusion in the index is not assured.  If our common stock is removed from the Russell 3000 Index or any related index, investment funds and other investors that seek to track or maintain exposure to those indexes may be required or may choose to sell shares of our common stock. Any such sales could result in increased trading volume and downward pressure on the market price of our common stock. Removal could also reduce our visibility among institutional investors and research analysts, decrease demand for our common stock and adversely affect its liquidity and market price.

The market price of our common stock is likely to be volatile and could fluctuate in price in response to various factors, including market perception of our ability to achieve our strategic plan, quarterly operating results of other companies in the same industry, changes in general conditions in the economy and the financial markets or other developments affecting the Company’s competitors, the banking industry generally or in our market areas, or the Company itself. Many of these factors are beyond our control and may decrease the market price of our common stock, regardless of our operating performance. Significant trades of our stock in a given time period, or the expectations of these trades, could adversely affect prevailing market prices of our common stock, our stock price may decline substantially in a short time, and our shareholders could suffer losses or be unable to liquidate their holdings. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.  These market fluctuations may also materially and adversely affect the market price of our common stock. We cannot make any predictions or projections as to what the prevailing market price for our common stock will be at any time, including as to whether our common stock will sustain current market prices.  The market price of our common stock, and the trading volume in our common stock, may fluctuate and significant price variations may occur.

ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Company made the following purchases of its common stock during the three months ended June 30, 2026:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(1)
April 1 - April 30, 2026	—	—	—	62,234
May 1 - May 31, 2026	9,855	$17.30	9,855	52,379
June 1 - June 30, 2026	4,202	$17.47	4,202	48,177
Total	14,057		14,057

(1)	On March 27, 2024, the Company approved a stock repurchase program effective May 1, 2024. The stock repurchase program, which remained in effect until April 30, 2026 unless terminated sooner, allowed for repurchases by the Company in an aggregate amount of no more than 6% of the Company’s 17,144,680 outstanding shares of common stock as of March 21, 2024. This represented total shares of 1,028,680 eligible for repurchase at May 1, 2024. On March 30, 2026, the Company approved a stock repurchase program effective May 1, 2026. The stock repurchase program, which will remain in effect until April 30, 2028, unless terminated earlier, allows repurchases by the Company in an aggregate amount of up to 6% of the Company’s 16,409,660 outstanding shares of common stock as of March 26, 2026. This represented a total of 984,579 shares eligible for repurchase at May 1, 2026. The total number of shares outstanding and shares eligible for repurchase have been adjusted to give retroactive effect to stock dividends and stock splits, including the 5% stock dividend declared on January 22, 2026, and payable on March 25, 2026 to shareholders of record as of February 27, 2026.

ITEM 3. – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. – OTHER INFORMATION

During the three months ended June 30, 2026, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified, or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. – EXHIBITS

Exhibit Number	Description of Document

10.51*	Consulting Agreement between First Northern Bank and Louise Walker, Director, dated February 17, 2026 - provided herewith

31.1	Rule 13a — 14(a) Certification of Chief Executive Officer

31.2	Rule 13a — 14(a) Certification of Chief Financial Officer

32.1**	Statement of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

32.2**	Statement of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350)

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

FIRST NORTHERN COMMUNITY BANCORP

Date:	August 7, 2026	By:	/s/ Kevin Spink

Kevin Spink, Executive Vice President / Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)