Form 10-Q
period 2026-09-30
FIRST NORTHERN COMMUNITY BANCORP
filed 2026-11-06
CIK 1114927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026

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

The number of shares of Common Stock outstanding as of November 2, 2026 was 16,289,307.

FIRST NORTHERN COMMUNITY BANCORP

INDEX

PART I – FINANCIAL INFORMATION

FIRST NORTHERN COMMUNITY BANCORP

ITEM I. – FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(in thousands, except share amounts)	September 30, 2026	December 31, 2025

Assets

Cash and cash equivalents	$123,178	$145,554
Certificates of deposit	10,566	10,180
Investment securities – available-for-sale, at estimated fair value, net of allowance for credit losses of $0; amortized cost of $668,391 at September 30, 2026 and $639,532 at December 31, 2025	620,296	617,243
Loans, net of allowance for credit losses of $14,406 at September 30, 2026 and $14,519 at December 31, 2025	1,132,457	1,050,473
Loans held-for-sale	1,556	—
Stock in Federal Home Loan Bank and other equity securities, at cost	10,871	10,871
Premises and equipment, net	9,806	8,711
Other real estate owned	1,241	1,241
Intangible assets, net	3,589	4,332
Interest receivable and other assets	77,145	62,345

Total Assets	$1,990,705	$1,910,950

Liabilities and Stockholders’ Equity

Liabilities:
Deposits:
Demand deposits	$633,059	$632,128
Interest-bearing transaction deposits	462,678	438,901
Savings and MMDAs	519,400	466,453
Time, $250,000 or less	90,184	88,031
Time, over $250,000	55,170	53,630
Total deposits	1,760,491	1,679,143

Interest payable and other liabilities	22,338	19,789

Total Liabilities	1,782,829	1,698,932

Commitments and contingencies (Note 7)

Stockholders' Equity:
Common stock, no par value; 32,000,000 shares authorized; 16,288,733 shares issued and outstanding at September 30, 2026 and 16,406,281 shares issued and outstanding at December 31, 2025	132,396	134,566
Additional paid-in capital	977	977
Retained earnings	108,239	91,953
Accumulated other comprehensive loss, net	(33,736)	(15,478)
Total Stockholders’ Equity	207,876	212,018

Total Liabilities and Stockholders’ Equity	$1,990,705	$1,910,950

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three months ended	Three months ended	Nine months ended	Nine months ended
(in thousands, except per share amounts)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Interest and dividend income:
Loans	$16,965	$14,589	$45,836	$42,820
Due from banks interest bearing accounts	1,122	1,223	3,467	3,278
Investment securities:
Taxable	4,706	4,068	13,669	12,553
Non-taxable	450	419	1,335	1,203
Other earning assets	271	245	975	767
Total interest and dividend income	23,514	20,544	65,282	60,621
Interest expense:
Deposits	4,148	3,697	11,706	10,803
FHLB advances	—	—	—	75
Total interest expense	4,148	3,697	11,706	10,878
Net interest income	19,366	16,847	53,576	49,743
Provision for credit losses	—	—	900	850
Net interest income after provision for credit losses	19,366	16,847	52,676	48,893
Non-interest income:
Service charges on deposit accounts	429	433	1,276	1,270
Gains on sales of loans held-for-sale	3	18	29	42
Investment and brokerage services income	370	145	1,116	446
Mortgage brokerage income	6	—	6	—
Loan servicing income	68	70	211	217
Debit card income	677	690	2,007	2,041
Losses on sales/calls of available-for-sale securities	(128)	(59)	(240)	(148)
Other income	211	361	734	780
Total non-interest income	1,636	1,658	5,139	4,648
Non-interest expenses:
Salaries and employee benefits	6,985	6,391	20,089	18,960
Occupancy and equipment	1,273	1,362	3,427	3,781
Data processing	1,389	1,236	3,917	3,431
Stationery and supplies	106	79	325	227
Advertising	138	126	327	356
Directors’ fees	85	77	235	211
Amortization of intangible assets	245	181	743	550
Other expense	2,485	2,471	6,629	6,890
Total non-interest expenses	12,706	11,923	35,692	34,406
Income before provision for income taxes	8,296	6,582	22,123	19,135
Provision for income taxes	2,094	569	5,287	3,985

Net income	$6,202	$6,013	$16,836	$15,150

Basic earnings per common share	$0.39	$0.37	$1.05	$0.93
Diluted earnings per common share	$0.38	$0.36	$1.02	$0.91

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (UNAUDITED)

	Three months ended	Three months ended	Nine months ended	Nine months ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income	$6,202	$6,013	$16,836	$15,150
Other comprehensive (loss) income, net of tax:
Unrealized holding (losses) gains arising during the period, net of tax effect of $(5,744) and $1,939 for the three months ended September 30, 2026 and 2025, respectively, and $(7,548) and $6,762 for the nine months ended September 30, 2026 and 2025, respectively	(13,985)	4,692	(18,427)	15,840
Less: reclassification adjustment due to losses realized on sales of securities, net of tax effect of $38 and $17 for the three months ended September 30, 2026 and 2025, respectively, and $71 and $44 for the nine months ended September 30, 2026 and 2025, respectively	90	42	169	104
Other comprehensive (loss) income, net of tax	$(13,895)	$4,734	$(18,258)	$15,944

Comprehensive income (loss)	$(7,693)	$10,747	$(1,422)	$31,094

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

					Accumulated
			Additional		Other
(in thousands, except share data)	Common Stock		Paid-in	Retained	Comprehensive
	Shares	Amounts	Capital	Earnings	Loss, net of tax	Total

Balance at December 31, 2024	15,943,051	$127,902	$977	$81,304	$(33,851)	$176,332
Net income				3,671		3,671
Other comprehensive income, net of taxes					8,886	8,886
Stock dividend adjustment	(616)	352		(352)		—
Cash in lieu of fractional shares	(129)			(8)		(8)
Stock-based compensation		198				198
Common shares issued related to restricted stock grants	64,807	—				—
Stock options exercised, net of swapped shares	17,936	—				—
Stock repurchase and retirement	(127,120)	(1,274)				(1,274)
Balance at March 31, 2025	15,897,929	$127,178	$977	$84,615	$(24,965)	$187,805
Net income				5,466		5,466
Other comprehensive income, net of taxes					2,324	2,324
Stock-based compensation		166				166
Stock repurchase and retirement	(88,763)	(876)				(876)
Stock options exercised, net of swapped shares	9,162	—				—
Balance at June 30, 2025	15,818,328	$126,468	$977	$90,081	$(22,641)	$194,885
Net income				6,013		6,013
Other comprehensive income, net of taxes					4,734	4,734
Stock-based compensation		257				257
Stock repurchase and retirement	(97,544)	(1,120)				(1,120)
Balance at September 30, 2025	15,720,784	$125,605	$977	$96,094	$(17,907)	$204,769

Balance at December 31, 2025	16,406,281	$134,566	$977	$91,953	$(15,478)	$212,018
Net income				5,906		5,906
Other comprehensive loss, net of taxes					(3,078)	(3,078)
Stock dividend adjustment	2,472	540		(540)		—
Cash in lieu of fractional shares	(138)			(10)		(10)
Stock-based compensation		115				115
Common shares issued related to restricted stock grants, net of forfeited shares	49,660	—				—
Stock options exercised, net of swapped shares	32,254	—				—
Stock repurchase and retirement	(80,869)	(1,152)				(1,152)
Balance at March 31, 2026	16,409,660	$134,069	$977	$97,309	$(18,556)	$213,799
Net income				4,728		4,728
Other comprehensive loss, net of taxes					(1,285)	(1,285)
Stock-based compensation		156				156
Common shares issued related to restricted stock grants, net of forfeited shares	(300)	—				—
Stock repurchase and retirement	(14,057)	(244)				(244)
Balance at June 30, 2026	16,395,303	$133,981	$977	$102,037	$(19,841)	$217,154
Net income				6,202		6,202
Other comprehensive loss, net of taxes					(13,895)	(13,895)
Stock-based compensation		256				256
Stock repurchase and retirement	(106,570)	(1,841)				(1,841)
Balance at September 30, 2026	16,288,733	$132,396	$977	$108,239	$(33,736)	$207,876

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine months ended	Nine months ended
(in thousands)	September 30, 2026	September 30, 2025
Cash Flows From Operating Activities
Net income	$16,836	$15,150
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	754	753
Accretion and amortization of investment securities premiums and discounts, net	(1,577)	(1,027)
(Increase) decrease in deferred loan origination costs, net	219	(120)
Amortization of intangible assets	743	550
Provision for credit losses	900	850
Stock-based compensation	527	621
Losses on sales/calls of available-for-sale securities	240	148
Amortization of operating lease right-of-use asset	693	674
Gains on sales of loans held-for-sale	(29)	(42)
Proceeds from sales of loans held-for-sale	3,369	2,683
Originations of loans held-for-sale	(4,896)	(2,641)
Gain on purchase of tax credits	—	(1,215)
Purchase of tax credits	—	(14,218)
Changes in assets and liabilities:
Increase in interest receivable and other assets	(12,395)	(7,111)
Increase in interest payable and other liabilities	6,999	4,265
Net cash provided by (used in) operating activities	12,383	(680)

Cash Flows From Investing Activities
Proceeds from calls or maturities of available-for-sale securities	36,300	39,800
Proceeds from sales of available-for-sale securities	8,629	29,426
Principal repayments on available-for-sale securities	69,100	64,229
Purchases of available-for-sale securities	(141,551)	(77,475)
Proceeds from maturities of certificates of deposit	4,144	4,124
Purchases of certificates of deposit	(4,530)	(940)
Net increase in loans	(83,103)	(9,849)
Purchases of Federal Home Loan Bank stock and other equity securities, at cost	—	(353)
Purchases of premises and equipment	(1,849)	(1,269)
Net cash (used in) provided by investing activities	(112,860)	47,693

Cash Flows From Financing Activities
Net increase (decrease) in deposits	81,348	(13,673)
Cash dividends paid in lieu of fractional shares	(10)	(8)
Repurchases of common stock	(3,237)	(3,270)
Net cash provided by (used in) financing activities	78,101	(16,951)

Net (decrease) increase in Cash and Cash Equivalents	(22,376)	30,062
Cash and Cash Equivalents, beginning of period	145,554	119,448
Cash and Cash Equivalents, end of period	$123,178	$149,510

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$11,778	$11,372
Income taxes	4,950	3,970
Supplemental disclosures of non-cash investing and financing activities:
Stock dividend distributed	10,659	7,510
Unrealized holding (losses) gains on available-for-sale securities, net of taxes	(18,258)	15,944
Market value of shares tendered in-lieu of cash to pay for exercise of options	257	805
Recognition of right-of-use assets obtained in exchange for operating lease liabilities	4,450	2,543
Transfer of premises and equipment to other real estate owned	—	1,241

See notes to unaudited condensed consolidated financial statements.

FIRST NORTHERN COMMUNITY BANCORP

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

September 30, 2026 and 2025 and December 31, 2025

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

In November 2025, the FASB issued ASU 2025-08, Financial Instruments - Credit Losses (Topic 326): Purchased Loans.  This ASU expands the population of acquired financial assets accounted for using the gross-up approach.  Acquired loans (excluding credit cards) are deemed purchased seasoned loans and accounted for using the gross-up approach upon acquisition if criteria established by the new guidance are met. This change aims to enhance comparability, consistency, and better reflect the economics of acquiring financial assets.  This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods.  Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance.  The Company is evaluating the accounting and disclosure requirements of this update.  The impact of adopting the new guidance on the consolidated financial statements is not expected to be material.

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements.  This ASU enables entities to apply hedge accounting to a greater number of highly effective economic hedges in the following five areas:  similar risk assessment for cash flow hedges, hedging forecasted interest payments on choose-your-rate debt instruments, cash flow hedges of nonfinancial forecasted transactions, net written options as hedging instruments, foreign-currency-denominated debt instrument as hedging instrument and hedged item (dual hedge).  This ASU is effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods.  Early adoption is permitted on any date on or after the issuance of ASU No. 2025-09.  The Company is evaluating the accounting and disclosure requirements of this update. The impact of adopting the new guidance on the consolidated financial statements is not expected to be material.

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

3.         INVESTMENT SECURITIES

The amortized cost, unrealized gains and losses, estimated fair values, and allowance for credit losses (ACL) of investments in debt and other securities at September 30, 2026 are summarized as follows:

	Amortized	Unrealized	Unrealized	Estimated
(in thousands)	cost	gains	losses	fair value	ACL
Investment securities available-for-sale:
U.S. Treasury securities	$89,648	$4	$(1,499)	$88,153	$—
Securities of U.S. government agencies and corporations	97,643	—	(4,045)	$93,598	—
Obligations of states and political subdivisions	75,433	—	(8,453)	$66,980	—
Collateralized mortgage obligations	108,694	1	(15,644)	$93,051	—
Mortgage-backed securities	296,973	4	(18,463)	$278,514	—

Total debt securities	$668,391	$9	$(48,104)	$620,296	$—

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

The Company generated $3,756,000 and $2,111,000 in proceeds from sales of available-for-sale securities for the three-month periods ended September 30, 2026 and 2025, respectively. The Company generated $8,629,000 and $29,426,000 in proceeds from sales of available-for-sale securities for the nine-month periods ended September 30, 2026 and 2025, respectively. There were no gross realized gains on sales of available-for-sale securities for the three-month periods ended  September 30, 2026 and 2025, respectively. Gross realized gains on sales of available-for-sale securities were $0 and $93,000 for the nine-month periods ended  September 30, 2026 and 2025, respectively. Gross realized losses on sales or calls of available-for-sale securities were $127,000 and $59,000 for the three-month periods ended September 30, 2026 and 2025, respectively. Gross realized losses on sales of available-for-sale securities were $240,000 and $241,000 for the nine-month periods ended September 30, 2026 and 2025, respectively.

The amortized cost and estimated fair value of debt and other securities at September 30, 2026, by contractual maturity, are shown in the following table:

	Amortized	Estimated
(in thousands)	cost	fair value

Maturity in years:
Due in one year or less	$53,784	$53,271
Due after one year through five years	122,594	118,592
Due after five years through ten years	43,558	39,464
Due after ten years	42,788	37,404
Subtotal	262,724	248,731
Mortgage-backed securities & collateralized mortgage obligations	405,667	371,565
Total	$668,391	$620,296

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  In addition, factors such as prepayments and interest rates may affect the yield on the carrying value of mortgage-related securities.

An analysis of gross unrealized losses of the available-for-sale investment securities portfolio as of September 30, 2026, follows:

(in thousands)	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	losses	Fair Value	losses	Fair Value	losses

U.S. Treasury securities	$65,204	$(1,063)	$16,967	$(436)	$82,171	$(1,499)
Securities of U.S. government agencies and corporations	54,416	(2,097)	37,182	(1,948)	91,598	(4,045)
Obligations of states and political subdivisions	35,551	(2,916)	31,164	(5,537)	66,715	(8,453)
Collateralized mortgage obligations	43,658	(1,434)	47,666	(14,210)	91,324	(15,644)
Mortgage-backed securities	165,339	(7,459)	93,441	(11,004)	258,780	(18,463)
Total	$364,168	$(14,969)	$226,420	$(33,135)	$590,588	$(48,104)

Two hundred and ninety securities, all considered investment grade, which had an aggregate fair value of $364,168,000 and a total unrealized loss of $14,969,000, have been in an unrealized loss position for less than twelve months as of September 30, 2026. Two hundred and seventy securities, all considered investment grade, which had an aggregate fair value of $226,420,000 and a total unrealized loss of $33,135,000, have been in an unrealized loss position for more than twelve months as of September 30, 2026.  The unrealized losses on the Company's investment securities were caused by market conditions for these types of investments, particularly changes in risk-free interest rates.  The decline in fair value is attributable to changes in interest rates and not credit quality, and the Company does not intend to sell the securities. The Company has concluded it is not more likely than not that the Company will be required to sell these securities prior to recovery of their anticipated cost basis. Therefore, as of September 30, 2026, the Company had not recorded an allowance for credit losses on these securities and the unrecognized or unrealized losses on these securities have not been recognized into income.

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

Investment securities carried at $101,042,000 and $95,479,000 at September 30, 2026 and December 31, 2025, respectively, were pledged to secure public deposits or for other purposes as required or permitted by law.

4.         LOANS AND ALLOWANCE FOR CREDIT LOSSES

The composition of the Company’s loan portfolio, by loan class, as of September 30, 2026 and December 31, 2025, was as follows:

(in thousands)	September 30, 2026	December 31, 2025

Commercial	$237,757	$146,178
Commercial Real Estate	699,102	702,455
Agriculture	94,078	93,627
Residential Mortgage	96,019	100,684
Residential Construction	5,015	5,837
Consumer	14,378	15,478

	1,146,349	1,064,259
Allowance for credit losses	(14,406)	(14,519)
Deferred origination fees and costs, net	514	733

Loans, net	$1,132,457	$1,050,473

At September 30, 2026 and December 31, 2025, all loans were pledged under a blanket collateral lien to secure actual or potential borrowings from the Federal Home Loan Bank (“FHLB”).

Allowance for Credit Losses

The following tables summarize the activity in the allowance for credit losses on loans which is recorded as a contra asset, and the reserve for unfunded commitments which is recorded on the condensed consolidated balance sheet within other liabilities, as of and for the three and nine months ended September 30, 2026 and September 30, 2025.

	Allowance for Credit Losses – Three months ended September 30, 2026
	Beginning			Provision	Ending
(in thousands)	Balance	Charge-offs	Recoveries	(Recovery)	Balance
Commercial	$2,670	$(476)	$58	$303	$2,555
Commercial Real Estate	9,122	—	—	(318)	8,804
Agriculture	1,120	—	37	113	1,270
Residential Mortgage	1,220	—	—	31	1,251
Residential Construction	353	—	—	(153)	200
Consumer	310	(10)	2	24	326
Allowance for credit losses on loans	14,795	(486)	97	—	14,406
Reserve for unfunded commitments	1,150	—	—	—	1,150
Total	$15,945	$(486)	$97	$—	$15,556

	Allowance for Credit Losses – Nine months ended September 30, 2026
	Beginning			Provision	Ending
(in thousands)	Balance	Charge-offs	Recoveries	(Recovery)	Balance
Commercial	$2,425	$(1,199)	$72	$1,257	$2,555
Commercial Real Estate	9,343	—	—	(539)	8,804
Agriculture	1,074	—	87	109	1,270
Residential Mortgage	1,005	—	—	246	1,251
Residential Construction	376	—	—	(176)	200
Consumer	296	(27)	4	53	326
Allowance for credit losses on loans	14,519	(1,226)	163	950	14,406
Reserve for unfunded commitments	1,200	—	—	(50)	1,150
Total	$15,719	$(1,226)	$163	$900	$15,556

	Allowance for Credit Losses – Three months ended September 30, 2025
	Beginning			Provision	Ending
(in thousands)	Balance	Charge-offs	Recoveries	(Recovery)	Balance
Commercial	$2,523	$(261)	$200	$22	$2,484
Commercial Real Estate	9,782	—	—	409	10,191
Agriculture	1,983	(474)	—	(321)	1,188
Residential Mortgage	1,038	—	—	18	1,056
Residential Construction	499	—	—	(25)	474
Consumer	297	(12)	24	(3)	306
Allowance for credit losses on loans	16,122	(747)	224	100	15,699
Reserve for unfunded commitments	1,150	—	—	(100)	1,050
Total	$17,272	$(747)	$224	$—	$16,749

	Allowance for Credit Losses - Nine months ended September 30, 2025
	Beginning			Provision	Ending
(in thousands)	Balance	Charge-offs	Recoveries	(Recovery)	Balance
Commercial	$1,622	$(456)	$267	$1,051	$2,484
Commercial Real Estate	10,245	(26)	—	(28)	10,191
Agriculture	1,555	(474)	—	107	1,188
Residential Mortgage	1,779	(5)	—	(718)	1,056
Residential Construction	433	—	—	41	474
Consumer	251	(19)	27	47	306
Allowance for credit losses on loans	15,885	(980)	294	500	15,699
Reserve for unfunded commitments	700	—	—	350	1,050
Total	$16,585	$(980)	$294	$850	$16,749

The Company utilizes three economic variables, forecasted unemployment, gross domestic product and single-family home prices, as loss drivers for its allowance for credit losses. During the quarter ended September 30, 2026, the levels of forecasted gross domestic product improved and the levels of unemployment rate and single-family home prices were relatively stable. The Company recorded no provision expense for the three months ended September 30, 2026. During the nine months ended September 30, 2026, the Company recorded a provision for credit losses totaling $900,000 primarily due to an increase in net charge-offs. Management believes the allowance for credit losses at September 30, 2026 appropriately reflected expected credit losses in the loan portfolio at that date.

Collateral Dependent Loans

In accordance with ASC 326, a loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. All loans individually analyzed were collateral dependent loans as of September 30, 2026 and December 31, 2025. The following table presents the amortized cost basis of collateral dependent loans by class, which are individually evaluated to determine expected credit losses, as of September 30, 2026 and December 31, 2025:

September 30, 2026

(in thousands)	Secured by 1-4 Family Residential Properties-1st lien	Secured by 1-4 Family Residential Properties-junior lien	Secured by 1-4 Family Residential Properties-revolving	Commercial	Construction and Land Development
Commercial	$—	$—	$—	$—	$—
Commercial Real Estate	—	—	—	—	—
Agriculture	—	—	—	—	—
Residential Mortgage	253	—	—	—	—
Residential Construction	—	—	—	—	—
Consumer	—	143	187	—	—
Total	$253	$143	$187	$—	$—

			Secured by	Secured by
			Owner-occupied,	Other
			Nonfarm	Nonfarm
	Secured by	Agriculture	Nonresidential	Nonresidential
(in thousands)	Farmland	Production	Properties	Properties	Total
Commercial	$—	$—	$—	$—	$—
Commercial Real Estate	—	—	614	—	614
Agriculture	—	2,203	—	—	2,203
Residential Mortgage	—	—	—	—	253
Residential Construction	—	—	—	—	—
Consumer	—	—	—	—	330
Total	$—	$2,203	$614	$—	$3,400

December 31, 2025

(in thousands)	Secured by 1-4 Family Residential Properties-1st lien	Secured by 1-4 Family Residential Properties-junior lien	Secured by 1-4 Family Residential Properties-revolving	Commercial	Construction and Land Development
Commercial	$—	$—	$—	$139	$—
Commercial Real Estate	—	—	—	—	—
Agriculture	—	—	—	—	—
Residential Mortgage	174	—	—	—	—
Residential Construction	—	—	—	—	—
Consumer	—	255	382	—	—
Total	$174	$255	$382	$139	$—

			Secured by	Secured by
			Owner-occupied,	Other
			Nonfarm	Nonfarm
	Secured by	Agriculture	Nonresidential	Nonresidential
(in thousands)	Farmland	Production	Properties	Properties	Total
Commercial	$—	$—	$—	$—	$139
Commercial Real Estate	—	—	—	657	657
Agriculture	662	3,761	—	—	4,423
Residential Mortgage	—	—	—	—	174
Residential Construction	—	—	—	—	—
Consumer	—	—	—	—	637
Total	$662	$3,761	$—	$657	$6,030

Foreclosure Proceedings

The Company had one consumer loan totaling $143,000 secured by residential real estate property that was in the process of foreclosure at September 30, 2026. The Company had no consumer loans secured by residential real estate property that were in the process of foreclosure at December 31, 2025.

Non-accrual and Past Due Loans

The Company’s loans by delinquency and non-accrual status, as of September 30, 2026 and December 31, 2025, were as follows:

(in thousands)	30-59 days Past Due & Accruing	60-89 days Past Due & Accruing	90 days or More Past Due & Accruing	Nonaccrual Loans	Total Past Due & Nonaccrual Loans	Current & Accruing Loans	Total Loans	Nonaccrual Loans with No ACL
September 30, 2026
Commercial	$607	$277	$—	$—	$884	$236,873	$237,757	$—
Commercial Real Estate	—	—	—	614	614	698,488	699,102	614
Agriculture	—	—	—	2,203	2,203	91,875	94,078	2,066
Residential Mortgage	451	152	—	253	856	95,163	96,019	253
Residential Construction	—	—	—	—	—	5,015	5,015	—
Consumer	—	—	—	330	330	14,048	14,378	330
Total	$1,058	$429	$—	$3,400	$4,887	$1,141,462	$1,146,349	$3,263

December 31, 2025
Commercial	$470	$597	$—	$139	$1,206	$144,972	$146,178	$139
Commercial Real Estate	231	—	—	657	888	701,567	702,455	657
Agriculture	—	1	—	4,423	4,424	89,203	93,627	4,423
Residential Mortgage	691	—	—	174	865	99,819	100,684	174
Residential Construction	—	—	—	—	—	5,837	5,837	—
Consumer	—	—	—	637	637	14,841	15,478	637
Total	$1,392	$598	$—	$6,030	$8,020	$1,056,239	$1,064,259	$6,030

The Company recognized $1,874,000 and $43,000 of interest income on nonaccrual loans during the three months ended September 30, 2026 and September 30, 2025, respectively. The Company recognized $1,876,000 and $421,000 of interest income on nonaccrual loans during the nine months ended September 30, 2026 and September 30, 2025, respectively. Nonaccrual interest income recognized during the three and nine months ended September 30, 2026 was primarily due to the resolution of a longstanding nonaccrual lending relationship.

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

The amortized cost basis of loans that were experiencing both financial difficulty and modification during the three months ended September 30, 2026 were as follows:

(in thousands, except percentages)	Term Extension	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable

Commercial	$342	$553	0.38%
Commercial Real Estate	—	—	—
Agriculture	1,291	—	1.37%
Residential Mortgage	—	—	—
Residential Construction	—	—	—
Consumer	—	—	—
Total	$1,633	$553	0.19%

The amortized cost basis of loans that were experiencing both financial difficulty and modification during the nine months ended September 30, 2026 were as follows:

(in thousands, except percentages)	Term Extension	Payment Delay	Combination Term Extension and Interest Rate Reduction	Total Class of Financing Receivable

Commercial	$757	$73	$553	0.58%
Commercial Real Estate	—	885	—	0.13%
Agriculture	1,291	—	—	1.37%
Residential Mortgage	—	—	—	—
Residential Construction	—	—	—	—
Consumer	—	—	—	—
Total	$2,048	$958	$553	0.31%

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

The Company had no commitments to lend additional funds to borrowers whose loans were modified at September 30, 2026 and September 30, 2025.

The following table presents the financial effect of the loan modifications to borrowers experiencing financial difficulty during the three-month period ended September 30, 2026:

	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in months)
Commercial	0.58%	40
Commercial Real Estate	—	—
Agriculture	—	4
Residential Mortgage	—	—
Residential Construction	—	—
Consumer	—	—
Total	0.58%	19

The following table presents the financial effect of the loan modifications to borrowers experiencing financial difficulty during the nine-month period ended September 30, 2026:

	Weighted-Average Interest Rate Reduction	Weighted-Average Term Extension (in months)
Commercial	0.58%	25
Commercial Real Estate	—	—
Agriculture	—	4
Residential Mortgage	—	—
Residential Construction	—	—
Consumer	—	—
Total	0.58%	17

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

Loans that were modified within the previous twelve months were current on payments as of  September 30, 2026.  A commercial real estate loan modified within the previous twelve months totaling $1,334,000 was past due as of September 30, 2025. There were no loans modified within the previous twelve months and for which there was a payment default during three- and nine-month periods ended September 30, 2026 and September 30, 2025.

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

The following tables present the loan portfolio by loan class, origination year, and internal risk rating as of September 30, 2026. Generally, existing term loans that were re-underwritten are reflected in the table in the year of renewal. Lines of credit that have a conversion feature at the time of origination, such as construction to permanent loans, are presented by year of origination. Revolving loans converted to term loans totaled $715,000 during the nine-month period ended September 30, 2026 and $1,780,000 during the twelve-month period ended December 31, 2025.

	Term Loans Amortized Cost Basis by Origination Year - As of September 30, 2026
							Revolving
							Loans
							Amortized
(in thousands)	2026	2025	2024	2023	2022	Prior	Cost Basis	Total
Commercial
Pass	$120,677	$37,531	$34,764	$8,690	$7,043	$6,293	$20,291	$235,289
Special Mention	150	40	—	—	—	—	715	905
Substandard	515	137	59	—	—	346	506	1,563
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Commercial loans	$121,342	$37,708	$34,823	$8,690	$7,043	$6,639	$21,512	$237,757
Year-to-date Charge-offs	—	(300)	(157)	—	(42)	(188)	(512)	(1,199)
Year-to-date Recoveries	—	2	7	56	4	3	—	72
Year-to-date Net Charge-offs	—	(298)	(150)	56	(38)	(185)	(512)	(1,127)

Commercial Real Estate
Pass	$47,698	$53,133	$44,574	$92,098	$158,556	$264,058	$342	$660,459
Special Mention	—	—	2,812	11,447	688	12,946	—	27,893
Substandard	—	—	—	614	3,620	6,516	—	10,750
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Commercial Real Estate loans	$47,698	$53,133	$47,386	$104,159	$162,864	$283,520	$342	$699,102
Year-to-date Charge-offs	—	—	—	—	—	—	—	—
Year-to-date Recoveries	—	—	—	—	—	—	—	—
Year-to-date Net Charge-offs	—	—	—	—	—	—	—	—

Agriculture
Pass	$11,282	$6,284	$2,782	$6,014	$15,383	$26,320	$19,012	$87,077
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	2,577	2,996	1,291	6,864
Doubtful/Loss	—	—	—	—	—	—	137	137
Total Agriculture loans	$11,282	$6,284	$2,782	$6,014	$17,960	$29,316	$20,440	$94,078
Year-to-date Charge-offs	—	—	—	—	—	—	—	—
Year-to-date Recoveries	—	—	—	—	87	—	—	87
Year-to-date Net Charge-offs	—	—	—	—	87	—	—	87

	Term Loans Amortized Cost Basis by Origination Year - As of September 30, 2026
							Revolving
							Loans
							Amortized
(in thousands)	2026	2025	2024	2023	2022	Prior	Cost Basis	Total
Residential Mortgage
Pass	$2,899	$3,782	$3,984	$15,568	$21,149	$48,381	$—	$95,763
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	256	—	256
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Residential Mortgage loans	$2,899	$3,782	$3,984	$15,568	$21,149	$48,637	$—	$96,019
Year-to-date Charge-offs	—	—	—	—	—	—	—	—
Year-to-date Recoveries	—	—	—	—	—	—	—	—
Year-to-date Net Charge-offs	—	—	—	—	—	—	—	—

Residential Construction
Pass	$1,895	$2,738	$—	$—	$—	$382	$—	$5,015
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Residential Construction loans	$1,895	$2,738	$—	$—	$—	$382	$—	$5,015
Year-to-date Charge-offs	—	—	—	—	—	—	—	—
Year-to-date Recoveries	—	—	—	—	—	—	—	—
Year-to-date Net Charge-offs	—	—	—	—	—	—	—	—

Consumer
Pass	$1,105	$102	$39	$43	$1,027	$448	$11,108	$13,872
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	506	506
Doubtful/Loss	—	—	—	—	—	—	—	—
Total Consumer loans	$1,105	$102	$39	$43	$1,027	$448	$11,614	$14,378
Year-to-date Charge-offs	(26)	(1)	—	—	—	—	—	(27)
Year-to-date Recoveries	3	—	—	—	—	1	—	4
Year-to-date Net Charge-offs	(23)	(1)	—	—	—	1	—	(23)

Total Loans
Pass	$185,556	$103,570	$86,143	$122,413	$203,158	$345,882	$50,753	$1,097,475
Special Mention	150	40	2,812	11,447	688	12,946	715	28,798
Substandard	515	137	59	614	6,197	10,114	2,303	19,939
Doubtful/Loss	—	—	—	—	—	—	137	137
Total Loans	$186,221	$103,747	$89,014	$134,474	$210,043	$368,942	$53,908	$1,146,349
Year-to-date Charge-offs	$(26)	$(301)	$(157)	$—	$(42)	$(188)	$(512)	$(1,226)
Year-to-date Recoveries	$3	$2	$7	$56	$91	$4	$—	$163
Year-to-date Net Charge-offs	$(23)	$(299)	$(150)	$56	$49	$(184)	$(512)	$(1,063)

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

The Company recognizes a gain and a related asset for the fair value of the rights to service loans for others when loans are sold.  The Company sold a substantial portion of its portfolio of conforming long-term residential mortgage loans originated during the nine months ended September 30, 2026 for cash proceeds equal to the fair value of the loans. The Company serviced real estate mortgage loans for others totaling $153,387,000 and $162,644,000 at September 30, 2026 and December 31, 2025, respectively.

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

Key assumptions used in measuring the fair value of mortgage servicing rights as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026	December 31, 2025

Constant prepayment rate	6.04%	7.53%
Discount rate	9.51%	9.50%
Weighted average life (years)	7.66	7.24

The following table summarizes the changes to the Company’s mortgage servicing rights assets as of the periods presented.  Mortgage servicing rights are included in Interest Receivable and Other Assets on the condensed consolidated balance sheets.

(in thousands)	June 30, 2026	Additions	Reductions	September 30, 2026

Mortgage servicing rights	$1,101	$9	$(39)	$1,071
Valuation allowance	—	—	—	—
Mortgage servicing rights, net of valuation allowance	$1,101	$9	$(39)	$1,071

(in thousands)	December 31, 2025	Additions	Reductions	September 30, 2026

Mortgage servicing rights	$1,159	$37	$(125)	$1,071
Valuation allowance	—	—	—	—
Mortgage servicing rights, net of valuation allowance	$1,159	$37	$(125)	$1,071

At September 30, 2026 and December 31, 2025, the estimated fair market value of the Company’s mortgage servicing rights assets was $1,885,000 and $1,748,000, respectively. The change in fair value of mortgage servicing rights during 2026 was primarily due to a decrease in prepayment speeds.

The Company received contractually specified servicing fees of $98,000 and $106,000 for the three months ended September 30, 2026 and September 30, 2025, respectively. The Company received contractually specified servicing fees of $298,000 and $322,000 for the nine months ended September 30, 2026 and September 30, 2025, respectively. Loan servicing income on the condensed consolidated statements of income includes contractually specified servicing fees, mortgage servicing rights additions, amortization and changes in the valuation allowance.

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

Assets Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025.

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
(in thousands)		Identical Assets	Inputs	Inputs
September 30, 2026	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$88,153	$88,153	$—	$—
Securities of U.S. government agencies and corporations	93,598	—	93,598	—
Obligations of states and political subdivisions	66,980	—	66,980	—
Collateralized mortgage obligations	93,051	—	93,051	—
Mortgage-backed securities	278,514	—	278,514	—
Total investments at fair value	$620,296	$88,153	$532,143	$—

		Quoted Prices	Significant
		in Active	Other	Significant
		Markets for	Observable	Unobservable
(in thousands)		Identical Assets	Inputs	Inputs
December 31, 2025	Fair Value	(Level 1)	(Level 2)	(Level 3)
U.S. Treasury securities	$87,556	$87,556	$—	$—
Securities of U.S. government agencies and corporations	85,344	—	85,344	—
Obligations of states and political subdivisions	75,003	—	75,003	—
Collateralized mortgage obligations	92,284	—	92,284	—
Mortgage-backed securities	277,056	—	277,056	—
Total investments at fair value	$617,243	$87,556	$529,687	$—

Assets Recorded at Fair Value on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are included in the table below by level within the fair value hierarchy as of September 30, 2026 and December 31, 2025.

(in thousands)	Carrying
September 30, 2026	Value	Level 1	Level 2	Level 3
Collateral dependent loans	$775	$—	$—	$775
Total assets at fair value	$775	$—	$—	$775

(in thousands)	Carrying
December 31, 2025	Value	Level 1	Level 2	Level 3
Collateral dependent loans	$835	$—	$—	$835
Total assets at fair value	$835	$—	$—	$835

There were no liabilities measured at fair value on a recurring or non-recurring basis at September 30, 2026 and December 31, 2025.

Key methods and assumptions used in measuring the fair value of collateral dependent loans as of September 30, 2026 were as follows:

	Method	Assumption Inputs

Collateral dependent loans	Collateral, market, income, enterprise, liquidation	External appraised values, management assumptions regarding market trends or other relevant factors, selling costs generally ranging from 6% to 10%

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

Disclosures about Fair Value of Financial Instruments

The estimated fair values of the Company’s financial instruments for the periods ended September 30, 2026 and December 31, 2025 were approximately as follows:

		September 30, 2026		December 31, 2025
		Carrying	Fair	Carrying	Fair
	Level	amount	value	amount	value
(in thousands)
Financial assets:
Cash and cash equivalents	1	$123,178	$123,178	$145,554	$145,554
Certificates of deposit	2	10,566	10,527	10,180	10,243
Stock in Federal Home Loan Bank and other equity securities	3	10,871	10,871	10,871	10,871
Loans receivable:
Net loans	3	1,132,457	1,072,700	1,050,473	990,239
Interest receivable	2	9,140	9,140	7,348	7,348
Mortgage servicing rights	3	1,071	1,885	1,159	1,748
Financial liabilities:
Time deposits	3	145,354	145,214	141,661	141,713
Interest payable	2	652	652	724	724

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

Financial instruments, whose contract amounts represent credit risk at the indicated periods, were as follows:

(in thousands)	September 30, 2026	December 31, 2025
Undisbursed loan commitments	$146,609	$131,306
Standby letters of credit	981	1,038
Commitments to sell loans	376	—
	$147,966	$132,344

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

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  The Bank issues both financial and performance standby letters of credit.  The financial standby letters of credit are primarily to guarantee payment to third parties.  At September 30, 2026 and December 31, 2025, there were no financial standby letters of credit outstanding.  The performance standby letters of credit are typically issued to municipalities as specific performance bonds.  Performance standby letters of credit totaled $981,000 as of  September 30, 2026 and $1,038,000 as of  December 31, 2025.  The Bank had experienced no draws on outstanding letters of credit, resulting in no related liability included on its balance sheet as of September 30, 2026 and December 31, 2025; however, should a triggering event occur, the Bank either has collateral in excess of the letter of credit or embedded agreements of recourse from the customer. The Bank set aside a reserve for unfunded commitments in the amount of $1,150,000 and $1,200,000 at September 30, 2026 and December 31, 2025, respectively, which is recorded in "interest payable and other liabilities" on the condensed consolidated balance sheets.

Commitments to extend credit and standby letters of credit bear similar credit risk characteristics as outstanding loans.  As of September 30, 2026 and December 31, 2025, the Company had no off-balance sheet derivatives requiring additional disclosure.

The Company may enter into interest rate lock commitments in connection with its mortgage banking activities to fund residential mortgage loans within specified times in the future. These commitments expose the Company to the risk that the price of the loan underlying the interest rate lock commitment might decline from the inception of the interest rate lock to the funding of the mortgage loan. To protect against this risk, the Company may enter into commitments to sell loans to economically hedge the risk of potential changes in the value of the loans that would result from the commitment. These commitments totaled $376,000 and $0 at September 30, 2026, and December 31, 2025, respectively. Mortgage loans sold to investors may be sold with servicing rights retained, for which the Company makes only standard legal representations and warranties as to meeting certain underwriting and collateral documentation standards. Management believes that any liabilities that may result from such recourse provisions are not significant.

8.         STOCK PLANS

On January 22, 2026, the Board of Directors of the Company declared a 5% stock dividend payable March 25, 2026 to shareholders of record as of February 27, 2026.  All stock options and restricted stock amounts outstanding have been adjusted to give retroactive effect to stock dividends.

The following table presents the activity related to stock options for the three months ended September 30, 2026.

Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
	Shares	Price	Value	Term (in years)
Options outstanding at Beginning of Period	369,975	$8.21
Granted	—	—
Expired	—	—
Cancelled / Forfeited	—	—
Exercised	—	—
Options outstanding at End of Period	369,975	$8.21	$3,357,200	2.75
Exercisable (vested) at End of Period	369,975	$8.21	$3,357,200	2.75

The following table presents the activity related to stock options for the nine months ended September 30, 2026.

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Exercise	Intrinsic	Contractual
	Shares	Price	Value	Term (in years)
Options outstanding at Beginning of Period	422,527	$7.80
Granted	—	—
Expired	—	—
Cancelled / Forfeited	—	—
Exercised	(52,552)	4.90
Options outstanding at End of Period	369,975	$8.21	$3,357,200	2.75
Exercisable (vested) at End of Period	369,975	$8.21	$3,357,200	2.75

The intrinsic value of options exercised was $466,000 and $268,000 during the nine months ended September 30, 2026 and September 30, 2025, respectively. The fair value of awards vested was $25,000 during each of the nine-month periods ended September 30, 2026 and September 30, 2025.  There were no options exercised during the three months ended September 30, 2026 and September 30, 2025.  The fair value of awards vested was $0 during each of the three-month periods ended September 30, 2026 and September 30, 2025.

As of September 30, 2026, there was no unrecognized compensation cost related to non-vested stock options.

There was $0 and $6,000 of recognized compensation cost related to stock options granted for the three months ended September 30, 2026 and September 30, 2025, respectively.  There was $6,000 and $18,000 of recognized compensation cost related to stock options granted for the nine months ended September 30, 2026, and September 30, 2025, respectively.

The following table presents the activity related to non-vested restricted stock for the three months ended September 30, 2026.

Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Grant Date	Intrinsic	Contractual
	Shares	Fair Value	Value	Term (in years)
Non-vested Restricted stock outstanding at Beginning of Period	284,154	$9.23
Granted	—	—
Cancelled / Forfeited	—	—
Exercised/Released/Vested	—	—
Non-vested restricted stock outstanding at End of Period	284,154	$9.23	$4,910,200	2.83

The following table presents the activity related to non-vested restricted stock for the nine months ended September 30, 2026.

				Weighted
		Weighted		Average
		Average	Aggregate	Remaining
	Number of	Grant Date	Intrinsic	Contractual
	Shares	Fair Value	Value	Term (in years)
Non-vested Restricted stock outstanding at Beginning of Period	283,907	$8.05
Granted	60,579	14.02
Cancelled / Forfeited	(8,736)	8.63
Exercised/Released/Vested	(51,596)	8.46
Non-vested restricted stock outstanding at End of Period	284,154	$9.23	$4,910,200	2.83

The weighted average fair value of restricted stock granted during the nine months ended September 30, 2026 was $14.02 per share.

As of September 30, 2026, there was $1,175,000 of total unrecognized compensation cost related to non-vested restricted stock.  This cost is expected to be recognized over a weighted average period of approximately 2.83 years.

There was $241,000 and $238,000 of recognized compensation cost related to restricted stock awards for the three months ended September 30, 2026 and September 30, 2025, respectively.  There was $475,000 and $572,000 of recognized compensation cost related to restricted stock awards for the nine months ended September 30, 2026 and September 30, 2025, respectively.

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

As of September 30, 2026, there was $16,000 unrecognized compensation cost related to ESPP issuances. This cost is expected to be recognized over a weighted average period of approximately 0.25 years.

There was $15,000 and $13,000 of recognized compensation cost related to ESPP issuances for the three months ended September 30, 2026 and September 30, 2025, respectively.  There was $46,000 and $31,000 of recognized compensation cost related to ESPP issuances for the nine months ended September 30, 2026 and September 30, 2025, respectively.

The weighted average fair value of ESPP issuances at issuance date during the nine months ended September 30, 2026 was $2.79 per share.

A summary of the weighted average assumptions used in valuing ESPP issuances during the three and nine months ended September 30, 2026 is presented below.

	Three months ended	Nine months ended
	September 30, 2026	September 30, 2026
Risk Free Interest Rate	3.59%	3.59%

Expected Dividend Yield	0.00%	0.00%

Expected Life in Years	1.00	1.00

Expected Price Volatility	13.67%	13.67%

9.         ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table details activity in accumulated other comprehensive income (loss) for the three months ended September 30, 2026.

(in thousands)	Unrealized losses on securities	Officers' retirement plan	Directors' retirement plan	Accumulated other comprehensive loss
Balance as of June 30, 2026	$(20,132)	$221	$70	$(19,841)
Current period other comprehensive loss	(13,895)	—	—	(13,895)
Balance as of September 30, 2026	$(34,027)	$221	$70	$(33,736)

The following table details activity in accumulated other comprehensive income (loss) for the nine months ended September 30, 2026.

(in thousands)	Unrealized losses on securities	Officers' retirement plan	Directors' retirement plan	Accumulated other comprehensive loss
Balance as of December 31, 2025	$(15,769)	$221	$70	$(15,478)
Current period other comprehensive loss	(18,258)	—	—	(18,258)
Balance as of September 30, 2026	$(34,027)	$221	$70	$(33,736)

The following table details activity in accumulated other comprehensive income (loss) for the three months ended  September 30, 2025.

(in thousands)	Unrealized losses on securities	Officers' retirement plan	Directors' retirement plan	Accumulated other comprehensive loss
Balance as of June 30, 2025	$(22,947)	$207	$99	$(22,641)
Current period other comprehensive income	4,734	—	—	4,734
Balance as of September 30, 2025	$(18,213)	$207	$99	$(17,907)

The following table details activity in accumulated other comprehensive income (loss) for the nine months ended  September 30, 2025.

(in thousands)	Unrealized losses on securities	Officers' retirement plan	Directors' retirement plan	Accumulated other comprehensive loss
Balance as of December 31, 2024	$(34,157)	$207	$99	$(33,851)
Current period other comprehensive income	15,944	—	—	15,944
Balance as of September 30, 2025	$(18,213)	$207	$99	$(17,907)

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

The following table presents a reconciliation of basic and diluted EPS for the three and nine months ended September 30, 2026 and 2025:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands, except share and per share amounts):	2026	2025	2026	2025
Basic earnings per share:
Net income	$6,202	$6,013	$16,836	$15,150

Weighted average common shares outstanding	16,069,900	16,270,302	16,108,388	16,355,916
Basic EPS	$0.39	$0.37	$1.05	$0.93

Diluted earnings per share:
Net income	$6,202	$6,013	$16,836	$15,150

Weighted average common shares outstanding	16,069,900	16,270,302	16,108,388	16,355,916

Effect of dilutive shares	407,518	292,826	384,541	249,920

Adjusted weighted average common shares outstanding	16,477,418	16,563,128	16,492,929	16,605,836
Diluted EPS	$0.38	$0.36	$1.02	$0.91

There were no restricted stock and stock options which were not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect for the three months ended September 30, 2026 and 2025. Restricted stock not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 8,961 shares and 404 shares for the nine months ended September 30, 2026 and September 30, 2025, respectively.  Stock options not included in the computation of diluted earnings per share because they would have had an anti-dilutive effect amounted to 0 shares and 9,776 shares for the nine months ended September 30, 2026 and September 30, 2025, respectively.

11.       LEASES

The Company leases nine branch and administrative locations under operating leases expiring on various dates through 2036. Leases with an initial term of 12 months or less are not recorded on the balance sheet and lease expense is recognized on a straight-line basis over the lease term.  The Company had no financing leases as of September 30, 2026.

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

The Company had right-of-use assets totaling $9,047,000 and $5,393,000 as of September 30, 2026 and December 31, 2025, respectively. Right-of-use assets are included in Interest receivable and other assets on the condensed consolidated balance sheets. The Company had lease liabilities totaling $9,543,000 and $5,795,000 as of September 30, 2026 and December 31, 2025, respectively. Lease liabilities are included in Interest payable and other liabilities on the condensed consolidated balance sheets. The Company recognized lease expense totaling $307,000 and $285,000 for the three-month periods ended September 30, 2026 and September 30, 2025, respectively, and $892,000 and $852,000 for the nine-month periods ended September 30, 2026 and September 30, 2025, respectively. Lease expense includes operating lease costs, short-term lease costs and variable lease costs. Lease expense is included in occupancy and equipment expense on the condensed consolidated statements of income.

The table below summarizes the maturity of remaining lease liabilities at September 30, 2026:

(in thousands)	September 30, 2026
2026 (remaining 3 months)	$324
2027	1,324
2028	1,378
2029	1,338
2030	1,350
2031 and thereafter	5,731
Total lease payments	11,445
Less: interest	(1,902)
Present value of lease liabilities	$9,543

The following table presents supplemental cash flow information related to leases for the three and nine months ended September 30, 2026 and September 30, 2025:

	Three months ended		Nine months ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025

Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$313	$293	$864	$816
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,106	$2,543	$4,450	$2,543

The following table presents the weighted average operating lease term and discount rate as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025

Weighted-average remaining lease term – operating leases, in years	8.60	6.52
Weighted-average discount rate – operating leases	4.27%	3.51%

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

●	Legal and regulatory actions, and future legislative and regulatory developments

●	Regulatory and compliance controls, processes and requirements (including actions by our supervisory agencies) and their impact on our business

●	The costs and effects of legal or regulatory actions

●	Expectations regarding draws on performance letters of credit and liabilities that may result from recourse provisions in standby letters of credit

●	Our intent to sell or hold, and the likelihood that we would be required to sell, various investment securities

●	Our regulatory capital requirements, and our current intention not to elect to use the community bank leverage ratio framework

●	Expectations regarding our non-payment of a cash dividend on our common stock in the foreseeable future

●	Credit quality and provision for credit losses and management of asset quality and credit risk, expectations regarding collections and the timing thereof

●

Our allowances for credit losses, including the conditions we consider in determining the unallocated allowance and our portfolio credit quality, the adequacy of the allowance for credit losses, underwriting standards, and risk grading

●	Our assessment of economic conditions and trends and credit cycles and their impact on our business including the imposition of tariffs on goods exported from or imported to the U.S.

●	The seasonal nature of our business

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

●

The possible impact of weather-related or other natural conditions, including drought, fire or flooding, seismic events, and related governmental responses, including related electrical power outages, on economic conditions in the markets we serve, especially in the agricultural sector

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

Significant results and developments during the third quarter and year-to-date 2026 included:

●

Net income of $16.8 million for the nine months ended September 30, 2026, up 11.1% from net income of $15.2 million earned for the same period last year. Net income of $6.2 million for the three months ended September 30, 2026, up 3.1% from net income of $6.0 million earned for the same period last year.

●

Diluted income per share of $1.02 for the nine months ended September 30, 2026, up 12.1% from diluted income per share of $0.91 for the same period last year. Diluted income per share of $0.38 for the three months ended September 30, 2026, up 5.6% from diluted income per share of $0.36 for the same period last year.

●

Net interest income of $53.6 million for the nine months ended September 30, 2026, up 7.7% from net interest income of $49.7 million for the same period last year. Net interest income of $19.4 million for the three months ended September 30, 2026, up 15.0% from net interest income of $16.8 million for the same period last year.

●

Net interest margin of 3.90% for the nine months ended September 30, 2026, up 4.0% from net interest margin of 3.75% for the same period last year. Net interest margin of 4.12% for the three months ended September 30, 2026, up 9.9% from net interest margin of 3.75% for the same period last year.

●

Provision for credit losses of $900,000 for the nine months ended September 30, 2026, up 5.9% from provision for credit losses of $850,000 for the same period last year. No provision for credit losses for each of the three-month periods ended September 30, 2026 and September 30, 2025.

●	Total assets of $1.99 billion as of September 30, 2026, up 4.2% from $1.91 billion as of December 31, 2025.

●	Total net loans (including loans held-for-sale) of $1.13 billion as of September 30, 2026, up 8.0% from $1.05 billion as of December 31, 2025.

●	Total investment securities of $620.3 million as of September 30, 2026, up 0.5% from $617.2 million as of December 31, 2025.

●	Total deposits of $1.76 billion as of September 30, 2026, up 4.8% from $1.68 billion as of December 31, 2025.

SUMMARY FINANCIAL DATA

The Company recorded net income of $16,836,000 for the nine months ended September 30, 2026, representing an increase of $1,686,000, or 11.1%, from net income of $15,150,000 for the same period in 2025. The Company recorded net income of $6,202,000 for the three months ended September 30, 2026, representing an increase of $189,000, or 3.1%, from net income of $6,013,000 for the same period in 2025.

The following tables present a summary of the results for the three and nine months ended September 30, 2026 and 2025, and a summary of financial condition at September 30, 2026 and December 31, 2025.

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
(in thousands, except per share amounts and ratios)
For the Period:
Net Income	$6,202	$6,013	$16,836	$15,150
Basic Earnings Per Common Share	$0.39	$0.37	$1.05	$0.93
Diluted Earnings Per Common Share	$0.38	$0.36	$1.02	$0.91
Return on Average Assets (annualized)	1.24%	1.27%	1.16%	1.08%
Return on Average Equity (annualized)	11.25%	12.15%	10.38%	10.80%
Average Equity to Average Assets	11.06%	10.43%	11.16%	10.02%

	September 30, 2026	December 31, 2025
(in thousands, except ratios)
At Period End:
Total Assets	$1,990,705	$1,910,950
Total Investment Securities, at fair value	$620,296	$617,243
Total Loans, Net (including loans held-for-sale)	$1,134,013	$1,050,473
Total Deposits	$1,760,491	$1,679,143
Loan-To-Deposit Ratio	64.4%	62.6%

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income

	Three months ended			Three months ended
	September 30, 2026			September 30, 2025
	Average		Yield/	Average		Yield/
(in thousands, except percentages)	Balance	Interest	Rate (4)	Balance	Interest	Rate (4)
Assets
Interest-earning assets:
Loans (1)	$1,101,723	$16,965	6.11%	$1,055,924	$14,589	5.48%
Certificates of deposit	11,272	117	4.12%	14,332	152	4.21%
Interest bearing due from banks	114,432	1,005	3.48%	105,545	1,071	4.03%
Investment securities, taxable	572,072	4,706	3.26%	545,004	4,068	2.96%
Investment securities, non-taxable (2)	55,305	450	3.23%	52,042	419	3.19%
Other interest earning assets	10,870	271	9.89%	10,870	245	8.94%
Total average interest-earning assets	1,865,674	23,514	5.00%	1,783,717	20,544	4.57%
Non-interest-earning assets:
Cash and due from banks	30,181			32,326
Premises and equipment, net	9,519			8,133
Interest receivable and other assets	71,505			59,211
Total average assets	$1,976,879			$1,883,387

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	$469,808	932	0.79%	430,143	767	0.71%
Savings and MMDAs	496,781	2,034	1.62%	459,869	1,723	1.49%
Time, $250,000 or less	87,429	667	3.03%	84,002	758	3.58%
Time, over $250,000	53,483	515	3.82%	51,446	449	3.46%
Total average interest-bearing liabilities	1,107,501	4,148	1.49%	1,025,460	3,697	1.43%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	631,325			646,259
Interest payable and other liabilities	19,421			15,265
Total liabilities	1,758,247			1,686,984
Total average stockholders’ equity	218,632			196,403
Total average liabilities and stockholders’ equity	$1,976,879			$1,883,387
Net interest income and net interest margin (3)		$19,366	4.12%		$16,847	3.75%

(1)

Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for credit losses, but non-accrued interest thereon is generally excluded. Loan interest income includes loan fees, net of deferred costs of approximately $(123) and $50 for the three months ended September 30, 2026 and 2025, respectively.

(2)	Interest income and yields on tax-exempt securities are not presented on a taxable-equivalent basis.
(3)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)	For disclosure purposes, yield /rates are annualized by dividing the number of days in the reported period by 365.

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income

	Nine months ended			Nine months ended
	September 30, 2026			September 30, 2025
	Average		Yield/	Average		Yield/
(in thousands, except percentages)	Balance	Interest	Rate (4)	Balance	Interest	Rate (4)
Assets
Interest-earning assets:
Loans (1)	$1,072,485	$45,836	5.71%	$1,047,737	$42,820	5.46%
Certificates of deposit	10,845	331	4.08%	15,098	470	4.16%
Interest bearing due from banks	113,912	3,136	3.68%	87,409	2,808	4.30%
Investment securities, taxable	571,892	13,669	3.20%	563,964	12,553	2.98%
Investment securities, non-taxable (2)	55,837	1,335	3.20%	50,653	1,203	3.18%
Other interest earning assets	10,870	975	11.99%	10,734	767	9.55%
Total average interest-earning assets	1,835,841	65,282	4.75%	1,775,595	60,621	4.56%
Non-interest-earning assets:
Cash and due from banks	30,081			32,473
Premises and equipment, net	9,064			8,378
Interest receivable and other assets	68,010			55,197
Total average assets	$1,942,996			$1,871,643

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	$455,416	2,508	0.74%	430,335	2,151	0.67%
Savings and MMDAs	483,249	5,700	1.58%	452,813	4,875	1.44%
Time, $250,000 or less	87,018	2,067	3.18%	86,588	2,620	4.05%
Time, over $250,000	53,234	1,431	3.59%	53,031	1,157	2.92%
FHLB advances	—	—	0.00%	2,198	75	4.56%
Total average interest-bearing liabilities	1,078,917	11,706	1.45%	1,024,965	10,878	1.42%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	629,519			644,929
Interest payable and other liabilities	17,796			14,235
Total liabilities	1,726,232			1,684,129
Total average stockholders’ equity	216,764			187,514
Total average liabilities and stockholders’ equity	$1,942,996			$1,871,643
Net interest income and net interest margin (3)		$53,576	3.90%		$49,743	3.75%

(1)

Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for credit losses, but non-accrued interest thereon is generally excluded. Loan interest income includes loan fees, net of deferred costs of approximately $(196) and $75 for the nine months ended September 30, 2026 and 2025, respectively.

(2)	Interest income and yields on tax-exempt securities are not presented on a taxable-equivalent basis.
(3)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)	For disclosure purposes, yield /rates are annualized by dividing the number of days in the reported period by 365.

FIRST NORTHERN COMMUNITY BANCORP

Distribution of Average Statements of Condition and Analysis of Net Interest Income

	Three months ended			Three months ended
	September 30, 2026			June 30, 2026
	Average		Yield/	Average		Yield/
(in thousands, except percentages)	Balance	Interest	Rate	Balance	Interest	Rate (4)
Assets
Interest-earning assets:
Loans (1)	$1,101,723	$16,965	6.11%	$1,070,933	$14,549	5.45%
Certificates of deposit	11,272	117	4.12%	10,699	107	4.01%
Interest bearing due from banks	114,432	1,005	3.48%	102,368	1,034	4.05%
Investment securities, taxable	572,072	4,706	3.26%	569,985	4,529	3.19%
Investment securities, non-taxable (2)	55,305	450	3.23%	54,549	438	3.22%
Other interest earning assets	10,870	271	9.89%	10,870	149	5.50%
Total average interest-earning assets	1,865,674	23,514	5.00%	1,819,404	20,806	4.59%
Non-interest-earning assets:
Cash and due from banks	30,181			30,581
Premises and equipment, net	9,519			8,969
Interest receivable and other assets	71,505			67,325
Total average assets	$1,976,879			$1,926,279

Liabilities and Stockholders’ Equity:
Interest-bearing liabilities:
Interest-bearing transaction deposits	$469,808	932	0.79%	$451,794	810	0.72%
Savings and MMDAs	496,781	2,034	1.62%	477,236	1,857	1.56%
Time, $250,000 and under	87,429	667	3.03%	84,760	677	3.20%
Time, over $250,000	53,483	515	3.82%	53,683	456	3.41%
Total average interest-bearing liabilities	1,107,501	4,148	1.49%	1,067,473	3,800	1.43%
Non-interest-bearing liabilities:
Non-interest-bearing demand deposits	631,325			626,901
Interest payable and other liabilities	19,421			16,485
Total liabilities	1,758,247			1,710,859
Total average stockholders’ equity	218,632			215,420
Total average liabilities and stockholders’ equity	$1,976,879			$1,926,279
Net interest income and net interest margin (3)		$19,366	4.12%		$17,006	3.75%

(1)

Average balances for loans include loans held-for-sale and non-accrual loans and are net of the allowance for credit losses, but non-accrued interest is generally excluded. Loan interest income includes loan fees, net of deferred costs of approximately $(123) and $(78) for the three months ended September 30, 2026 and June 30, 2026, respectively.

(2)	Interest income and yields on tax-exempt securities are not presented on a taxable equivalent basis.
(3)	Net interest margin is computed by dividing net interest income by total average interest-earning assets.
(4)	For disclosure purposes, yield/rates are annualized by dividing the number of days in the reported period by 365.

Analysis of Changes

in Interest Income and Interest Expense

Following is an analysis of changes in interest income and expense (dollars in thousands) for the three months ended September 30, 2026 over the three months ended September 30, 2025, the nine months ended September 30, 2026 over the nine months ended September 30, 2025, and the three months ended September 30, 2026 over the three months ended June 30, 2026.  Changes not solely due to interest rate or volume have been allocated proportionately to interest rate and volume.

	Three months ended			Nine months ended			Three months ended
	September 30, 2026			September 30, 2026			September 30, 2026
	Over			Over			Over
	Three months ended			Nine months ended			Three months ended
	September 30, 2025			September 30, 2025			June 30, 2026
		Interest			Interest			Interest
	Volume	Rate	Change	Volume	Rate	Change	Volume	Rate	Change
(in thousands)
Increase (Decrease) in Interest Income:

Loans	$651	$1,725	$2,376	$1,026	$1,990	$3,016	$464	$1,952	$2,416
Certificates of Deposit	(32)	(3)	(35)	(130)	(9)	(139)	7	3	10
Due From Banks	85	(151)	(66)	774	(446)	328	120	(149)	(29)
Investment Securities - Taxable	210	428	638	177	939	1,116	25	152	177
Investment Securities - Non-taxable	26	5	31	124	8	132	10	2	12
Other Assets	-	26	26	10	198	208	—	122	122
	$940	$2,030	$2,970	$1,981	$2,680	$4,661	$626	$2,082	$2,708

Increase (Decrease) in Interest Expense:

Deposits:
Interest-Bearing Transaction Deposits	$74	$91	$165	$127	$230	$357	$36	$86	$122
Savings & MMDAs	148	163	311	338	487	825	91	86	177
Time Certificates	62	(87)	(25)	19	(298)	(279)	16	33	49
FHLB advances	—	—	—	(75)	—	(75)	—	—	—

	$284	$167	$451	$409	$419	$828	$143	$205	$348

Increase (Decrease) in Net Interest Income:	$656	$1,863	$2,519	$1,572	$2,261	$3,833	$483	$1,877	$2,360

CHANGES IN FINANCIAL CONDITION

The assets of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect a $22,376,000, or 15.4%, decrease in cash and cash equivalents, a $3,053,000, or 0.5%, increase in investment securities available-for-sale, a $81,984,000, or 7.8%, increase in net loans held-for-investment, and a $14,800,000, or 23.7%, increase in interest receivable and other assets from December 31, 2025 to September 30, 2026. The decrease in cash and cash equivalents was primarily due to an increase in loans due to net loan originations, which was partially offset by an increase in deposit balances. The increase in investment securities was due to purchases of available-for-sale securities, which was partially offset by paydowns and maturities of available-for-sale securities.  The increase in net loans held-for-investment was primarily due to net originations of commercial loans, which was partially offset by net payoffs of commercial real estate, agriculture, residential mortgage and consumer loans. The increase in interest receivable and other assets was primarily due to the increase in deferred tax assets due to the increase in unrealized losses on investment securities.

The liabilities of the Company set forth in the Unaudited Condensed Consolidated Balance Sheets reflect an increase in total deposits of $81,348,000, or 4.8%, from December 31, 2025 to September 30, 2026. The overall increase in total deposits was primarily due to organic deposit growth and seasonal fluctuations due to changes in market conditions and monetary policy.

CHANGES IN RESULTS OF OPERATIONS

Interest Income

The Federal Open Market Committee increased the Federal Reserve's benchmark rate range to 3.75% to 4.00% during the three months ended September 30, 2026.

Interest income on loans for the nine months ended September 30, 2026 was up 7.0% from the same period in 2025, increasing from $42,820,000 to $45,836,000, and was up 16.3% for the three months ended September 30, 2026 over the same period in 2025, increasing from $14,589,000 to $16,965,000. The increase in interest income on loans for the nine months ended September 30, 2026 as compared to the same period a year ago was primarily due to a 25 basis point increase in yield on loans coupled with an increase in average balances of loans. The increase in interest income on loans for the three months ended September 30, 2026 compared to the same period a year ago was primarily due to a 63 basis point increase in yield on loans coupled with an increase in average balance of loans. The increase in loan yield was partially due to the recognition of interest income on nonaccrual loans totaling $1,874,000 during the three and nine months ended September 30, 2026, due to the resolution of a longstanding nonaccrual lending relationship.

Interest income on certificates of deposit for the nine months ended September 30, 2026 was down 29.6% from the same period in 2025, decreasing from $470,000 to $331,000, and was down 23.0% for the three months ended September 30, 2026 over the same period in 2025, decreasing from $152,000 to $117,000. The decrease in interest income on certificates of deposit for the nine months ended September 30, 2026 as compared to the same period a year ago was primarily due to an 8 basis point decrease in yield on certificates of deposit coupled with a decrease in average balances of certificates of deposit. The decrease in interest income on certificates of deposit for the three months ended September 30, 2026 as compared to the same period a year ago was primarily due to a 9 basis point decrease in yield on certificates of deposit coupled with a decrease in average balances of certificates of deposit.

Interest income on interest-bearing due from banks for the nine months ended September 30, 2026 was up 11.7% from the same period in 2025, increasing from $2,808,000 to $3,136,000, and was down 6.2% for the three months ended September 30, 2026 over the same period in 2025, decreasing from $1,071,000 to $1,005,000. The increase in interest income on interest-bearing due from banks for the nine months ended September 30, 2026 as compared to the same period a year ago was primarily due to an increase in average balances of interest-bearing due from banks, which was partially offset by a 62 basis point decrease in yield on interest-bearing due from banks.  The decrease in interest income on interest-bearing due from banks for the three months ended September 30, 2026 as compared to the same period a year ago was primarily due to a 55 basis point decrease in yield on interest-bearing due from banks, which was partially offset by an increase in average balances of interest-bearing due from banks.

Interest income on investment securities available-for-sale for the nine months ended September 30, 2026 was up 9.1% from the same period in 2025, increasing from $13,756,000 to $15,004,000, and was up 14.9% for the three months ended September 30, 2026 over the same period in 2025, increasing from $4,487,000 to $5,156,000. The increase in interest income on investment securities for the nine months ended September 30, 2026 as compared to the same period a year ago was primarily due to a 21 basis point increase in investment yields coupled with an increase in average investment securities. The increase in interest income on investment securities for the three months ended September 30, 2026 as compared to the same period a year ago was primarily due to a 28 basis point increase in investment yields coupled with an increase in average investment securities.

Interest income on other earning assets for the nine months ended September 30, 2026 was up 27.1% from the same period in 2025, increasing from $767,000 to $975,000, and was up 10.6% for the three months ended September 30, 2026 over the same period in 2025, increasing from $245,000 to $271,000. This income is primarily derived from dividends received from the Federal Home Loan Bank (FHLB). The increase in interest income on other earning assets for the nine months ended September 30, 2026 as compared to the same period a year ago was primarily due to special cash dividends paid by the FHLB during the first and third quarters of 2026.  The increase in interest income on other earning assets for the three months ended September 30, 2026 as compared to the same period a year ago was primarily due to a special cash dividend paid by the FHLB in the third quarter of 2026.

The Company had no Federal Funds sold balances during the three and nine months ended September 30, 2026 and September 30, 2025.

Interest Expense

Interest expense on interest-bearing liabilities for the nine months ended September 30, 2026 was up 7.6% from the same period in 2025, increasing from $10,878,000 to $11,706,000, and was up 12.2% for the three months ended September 30, 2026 over the same period in 2025, increasing from $3,697,000 to $4,148,000. The increase in interest expense for the nine months ended September 30, 2026 as compared to the same period a year ago was primarily due to an increase in average balance of interest-bearing liabilities coupled with a 3 basis point increase in average interest-bearing deposit yield. The increase in interest expense for the three months ended September 30, 2026 as compared to the same period a year ago was primarily due to an increase in average balance of interest-bearing liabilities coupled with a 6 basis point increase in average interest-bearing deposit yield.

Provision for Credit Losses

Provision for credit losses for the nine months ended September 30, 2026 was up 5.9% from the same period in 2025, increasing from $850,000 to $900,000. The increase in provision for credit losses from the prior year was primarily due to an increase in net charge-offs. No provision for credit losses for each of the three month periods ended September 30, 2026 and September 30, 2025.

Non-Interest Income

Non-interest income was up 10.6% for the nine months ended September 30, 2026 from the same period in 2025, increasing from $4,648,000 to $5,139,000, and was down 1.3% for the three months ended September 30, 2026 over the same period in 2025, decreasing from $1,658,000 to $1,636,000. The increase in non-interest income for the nine months ended September 30, 2026 as compared to the same period a year ago was primarily driven by an increase in investment and brokerage services income due to the Beacon Wealth client acquisition in the fourth quarter of 2025.  The decrease in non-interest income for the three months ended September 30, 2026 as compared to the same period a year ago was primarily driven by an increase in realized losses on sales of available-for-sale securities, which was partially offset by an increase in investment and brokerage services income.

Non-Interest Expenses

Non-interest expenses was up 3.7% for the nine months ended September 30, 2026 from the same period in 2025, increasing from $34,406,000 to $35,692,000. The increase was primarily due to increases in salaries and employee benefits, data processing, and amortization of intangible assets, which was partially offset by a decrease in occupancy and equipment expense. The increase in salaries and employee benefits was primarily due to an increases in full-time equivalent employees and contingent compensation accrual. The increase in data processing was primarily due to an increase in costs of service contracts and costs related to the Company's system upgrade. The increase in amortization of intangible assets was due to the acquisition of a customer-related intangible asset during the fourth quarter of 2025. The decrease in occupancy and equipment expense was primarily due to the prior year upgrades to facilities which were not repeated in the current year.

Non-interest expenses was up 6.6% for the three months ended September 30, 2026 over the same period in 2025, increasing from $11,923,000 to $12,706,000. The increase was primarily due to increases in salaries and employee benefits and data processing, which was partially offset by a decrease in occupancy and equipment.  The increase in salaries and employee benefits was primarily due to an increases in full-time equivalent employees and contingent compensation accrual. The increase in data processing was primarily due to an increase in costs of service contracts. The decrease in occupancy and equipment expense was primarily due to the prior year upgrades to facilities which were not repeated in the current year.

The following table sets forth other non-interest expenses by category for the three and nine months ended September 30, 2026 and 2025.

	Three months ended	Three months ended	Nine months ended	Nine months ended
(in thousands)	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Other non-interest expenses
FDIC assessments	$212	$220	$642	$644
Contributions	106	264	316	468
Legal fees	147	82	385	443
Accounting and audit fees	185	181	501	519
Consulting fees	495	331	1,055	1,019
Postage expense	39	20	84	88
Telephone expense	59	45	184	137
Public relations	100	92	305	225
Training expense	27	39	69	122
Loan origination expense	82	135	243	126
Sundry losses	80	142	250	352
Loan collection expense	40	60	123	98
Debit card expense	333	315	883	854
Other non-interest expense	580	545	1,589	1,795

Total other non-interest expenses	$2,485	$2,471	$6,629	$6,890

Income Taxes

The Company’s tax rate, the Company’s income before taxes and the amount of tax relief provided by non-taxable earnings affect the Company’s provision for income taxes. Provision for income taxes increased 32.7% for the nine months ended September 30, 2026 from the same period in 2025, increasing from $3,985,000 to $5,287,000, and increased 268.0% for the three months ended September 30, 2026 from the same period in 2025, increasing from $569,000 to $2,094,000. The effective tax rate was 23.9% and 20.8% for the nine months ended September 30, 2026 and September 30, 2025, respectively. The effective tax rate was 25.2% and 8.6% for the three months ended September 30, 2026 and September 30, 2025, respectively. In 2025, the Company executed a tax planning strategy that involved purchasing investment tax credits tied to alternative energy projects. The investment tax credits were acquired at a discount and the majority was recognized as a reduction to income tax expense in the third quarter of 2025, with the remaining credits recognized in the first quarter of 2026. The Company also recognized low income housing tax credits during the three and nine months ended September 30, 2026.

Off-Balance Sheet Commitments

The following table shows the distribution of the Company’s undisbursed loan commitments at the dates indicated.

(in thousands)	September 30, 2026	December 31, 2025
Undisbursed loan commitments	$146,609	$131,306
Standby letters of credit	981	1,038
Commitments to sell loans	376	—
	$147,966	$132,344

The reserve for unfunded lending commitments amounted to $1,150,000 and $1,200,000 as of September 30, 2026 and December 31, 2025, respectively. The reserve for unfunded lending commitments is included in other liabilities on the Condensed Consolidated Balance Sheets. See Note 7 of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q, "Commitments and Contingencies," for additional information.

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

The following table summarizes the Company’s non-accrual loans net of guarantees of the State of California and U.S. Government by loan category at September 30, 2026 and December 31, 2025:

	At September 30, 2026			At December 31, 2025
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(in thousands)

Commercial	$—	$—	$—	$139	$139	$—
Commercial real estate	614	—	614	657	—	657
Agriculture	2,203	775	1,428	4,423	809	3,614
Residential mortgage	253	—	253	174	—	174
Residential construction	—	—	—	—	—	—
Consumer	330	—	330	637	—	637
Total non-accrual loans	$3,400	$775	$2,625	$6,030	$948	$5,082

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

Non-accrual loans amounted to $3,400,000 at September 30, 2026 and were comprised of one commercial real estate loan totaling $614,000, three agriculture loans totaling $2,203,000, four residential mortgage loans totaling $253,000 and three consumer loans totaling $330,000. Non-accrual loans amounted to $6,030,000 at December 31, 2025 and were comprised of one commercial loan totaling $139,000, one commercial real estate loan totaling $657,000, four agriculture loans totaling $4,423,000, three residential mortgage loans totaling $174,000 and five consumer loans totaling $637,000.

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

As the following table illustrates, total non-performing assets, net of guarantees of the State of California and U.S. Government, including its agencies and its government-sponsored agencies, decreased $2,457,000, or 38.9%, to $3,866,000 during the first nine months of 2026. Non-performing assets, net of guarantees, represented 0.2% of total assets at September 30, 2026.

	At September 30, 2026			At December 31, 2025
	Gross	Guaranteed	Net	Gross	Guaranteed	Net
(dollars in thousands)

Non-accrual loans	$3,400	$775	$2,625	$6,030	$948	$5,082
Loans 90 days past due and still accruing	—	—	—	—	—	—

Total non-performing loans	3,400	775	$2,625	6,030	948	$5,082
Other real estate owned	1,241	—	1,241	1,241	—	1,241
Total non-performing assets	$4,641	$775	$3,866	$7,271	$948	$6,323

Non-performing loans (net of guarantees) to total loans			0.2%			0.5%
Non-performing assets (net of guarantees) to total assets			0.2%			0.3%
Allowance for credit losses to non-performing loans (net of guarantees)			548.8%			285.7%

The Company had no loans that were 90 days or more past due and still accruing as of September 30, 2026 and December 31, 2025.

Excluding non-performing loans, loans totaling $16,676,000 and $18,259,000 were classified as substandard or doubtful loans, representing potential problem loans at September 30, 2026 and December 31, 2025, respectively. Management believes that the allowance for credit losses at September 30, 2026 and December 31, 2025 appropriately reflected expected credit losses in the loan portfolio at that date.  The ratio of the allowance for credit losses to total loans was 1.26% and 1.36% at  September 30, 2026 and December 31, 2025, respectively.

Other real estate owned (“OREO”) consists of property that the Company has acquired by deed in lieu of foreclosure or through foreclosure proceedings, and property that the Company does not hold title to but is in actual control of, known as in-substance foreclosure. OREO can also consist of Company-owned properties that the Company has determined are no longer intended for use or future development. The estimated fair value of the property is determined prior to transferring the balance to OREO.  The balance transferred to OREO is the estimated fair value of the property less estimated cost to sell.  Impairment may be deemed necessary to bring the book value of the loan equal to the appraised value.  Appraisals or loan officer evaluations are then conducted periodically thereafter charging any additional impairment to the appropriate expense account. The Company had OREO totaling $1,241,000 as of September 30, 2026 and December 31, 2025. As of September 30, 2026 and December 31, 2025, OREO represented land, transferred from premises and equipment, that the Company determined is no longer intended for future development and is actively marketing for sale.

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

The following table summarizes the ACL of the Company during the nine months ended September 30, 2026 and 2025, and for the year ended December 31, 2025:

Analysis of the Allowance for Credit Losses

	Nine months ended		Year ended
	September 30,		December 31,
	2026	2025	2025
(in thousands, except ratios)
Balance at beginning of period	$14,519	$15,885	$15,885
Provision for credit losses	950	500	(500)
Loans charged-off:
Commercial	(1,199)	(456)	(648)
Commercial Real Estate	—	(26)	(26)
Agriculture	—	(474)	(474)
Residential Mortgage	—	(5)	(5)
Residential Construction	—	—	—
Consumer	(27)	(19)	(19)

Total charged-off	(1,226)	(980)	(1,172)

Recoveries:
Commercial	72	267	273
Commercial Real Estate	—	—	—
Agriculture	87	—	—
Residential Mortgage	—	—	—
Residential Construction	—	—	—
Consumer	4	27	33

Total recoveries	163	294	306

Net charge-offs	(1,063)	(686)	(866)

Balance at end of period	$14,406	$15,699	$14,519

Ratio of net charge-offs to average loans outstanding during the period (annualized)	(0.13)%	(0.09)%	(0.08)%
Allowance for credit losses to total loans	1.26%	1.47%	1.36%
Nonaccrual loans to total loans	0.30%	0.63%	0.57%
Allowance for credit losses to nonaccrual loans	423.71%	230.80%	240.78%

Deposits

Deposits are one of the Company’s primary sources of funds.  At September 30, 2026 and December 31, 2025, the Company had the following deposit mix:

	September 30, 2026	December 31, 2025

Non-interest bearing transaction	36.0%	37.7%
Interest-bearing transaction	26.3%	26.1%
Savings and MMDAs	29.5%	27.8%
Time	8.2%	8.4%

The Company obtains deposits primarily from the communities it serves. The Company believes that no material portion of its deposits has been obtained from or is dependent on any one person or industry. The Company accepts deposits in excess of $250,000 from customers.  These deposits are priced to remain competitive.

Maturities of time certificates of deposit of over $250,000 outstanding at September 30, 2026 and December 31, 2025 are summarized as follows:

(in thousands)	September 30, 2026	December 31, 2025
Three months or less	$17,380	$18,034
Over three to six months	19,116	14,471
Over six to twelve months	15,231	14,924
Over twelve months	3,443	6,201
Total	$55,170	$53,630

Approximately 45% and 40% of our deposits were uninsured as of September 30, 2026 and December 31, 2025, respectively.

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

Asset liquidity sources consist of the repayments and maturities of loans, selling of loans, short-term money market investments, maturities of securities and sales of securities from the available-for-sale portfolio. These activities are generally summarized as investing activities in the Condensed Consolidated Statements of Cash Flows. For the nine months ended September 30, 2026, net liquidity used in investing activities totaled $112,860,000.

The Company’s available-for-sale investment securities plus cash and cash equivalents in excess of reserve requirements and certificates of deposit totaled $754,040,000 as of September 30, 2026, which was 37.9% of assets at that date. This was a decrease of $18,937,000 from $772,977,000 and 40.4% of assets as of December 31, 2025. The Company’s investment securities are generally shorter term in nature to provide ongoing cash flows for liquidity needs and/or reinvestment for interest rate risk management. On September 30, 2026, the effective duration of our investment securities was 3.26 with projected principal cashflow of $41,266,000 for the remainder of 2026 available for reinvestment or liquidity needs. The Company had no held-to-maturity securities as of September 30, 2026 and December 31, 2025.

Liquidity may also be impacted from liabilities through changes in deposits and borrowings outstanding. These activities are included under financing activities in the Condensed Consolidated Statements of Cash Flows. As of September 30, 2026 and December 31, 2025, the Company had $0 in borrowings outstanding. For the nine months ended September 30, 2026, net liquidity provided by financing activities totaled $78,101,000, primarily due to a net increase in deposits. While these sources of funds are expected to continue to provide significant amounts of funds in the future, their mix, as well as the possible use of other sources, will depend on future economic and market conditions.

Liquidity is also provided or used through the results of operating activities. For the nine months ended September 30, 2026, net cash provided by operating activities totaled $12,383,000, primarily as a result of net income during the nine months ended September 30, 2026.

Liquidity is measured by various ratios, in management’s opinion, the most common being the ratio of net loans to deposits (including loans held-for-sale).  This ratio was 64.4% and 62.6% as of September 30, 2026 and December 31, 2025, respectively.

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

To meet unanticipated funding requirements, the Company maintains short-term unsecured lines of credit with other banks which totaled $130,000,000 at September 30, 2026.  Additionally, the Company has a line of credit with the FHLB, with a remaining borrowing capacity at September 30, 2026 of $350,274,000; credit availability is subject to certain collateral requirements.

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

In August of 2020, the Federal banking agencies adopted the final version of the community bank leverage ratio framework rule (the “CBLR”), implementing two interim final rules adopted in April of 2020. The rule provides an optional, simplified measure of capital adequacy. Under the optional CBLR framework, the CBLR was 8.5% through calendar year 2021 and is 9% thereafter. The rule is applicable to all non-advanced approaches FDIC-supervised institutions with less than $10 billion in total consolidated assets. Banks not electing the CBLR framework will continue to be subject to the generally applicable risk-based capital rule.  On April 23, 2026, the US federal banking regulators issued a final rule implementing changes to the CBLR framework intended to encourage additional community banks to opt into the CBLR framework.  The final rule, which was effective July 1, 2026, reduces the CBLR requirement from 9% to 8% and extends the grace period for qualifying institutions that fall below the 8% ratio to return to compliance from the current two quarters to four quarters (subject to a limit of eight quarters in the previous five-year period).  At the present time, the Company and the Bank do not intend to elect to use the CBLR framework.

As of September 30, 2026, the Bank’s capital ratios exceeded applicable regulatory requirements. The following table presents the capital ratios for the Bank, compared to the regulatory standards for well-capitalized depository institutions, as of September 30, 2026.

	Actual		Well Capitalized
			Ratio
(in thousands except ratios)	Capital	Ratio	Requirement
Leverage	$235,597	12.5%	5.0%
Common Equity Tier 1	$235,597	17.3%	6.5%
Tier 1 Risk-Based	$235,597	17.3%	8.0%
Total Risk-Based	$251,153	18.4%	10.0%

ITEM 3. – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company believes that there have been no material changes in the quantitative and qualitative disclosures about market risk as of September 30, 2026, from those presented in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which are incorporated by reference herein.

ITEM 4. – CONTROLS AND PROCEDURES

(a)  We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) have concluded that the design and operation of our disclosure controls and procedures are effective as of September 30, 2026.  This conclusion is based on an evaluation conducted under the supervision and with the participation of management.

(b)  During the quarter ended September 30, 2026, there were no changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The Company made the following purchases of its common stock during the three months ended September 30, 2026:

	(a)	(b)	(c)	(d)
Period	Total number of shares purchased	Average price paid per share	Number of shares purchased as part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under the plans or programs(1)
July 1 - July 31, 2026	—	$—	—	970,522
August 1 - August 31, 2026	77,022	$17.36	77,022	893,500
September 1 - September 30, 2026	29,548	$17.07	29,548	863,952
Total	106,570		106,570

(1)	On March 27, 2024, the Company approved a stock repurchase program effective May 1, 2024. The stock repurchase program, which remained in effect until April 30, 2026 unless terminated sooner, allowed for repurchases by the Company in an aggregate amount of no more than 6% of the Company’s 17,144,680 outstanding shares of common stock as of March 21, 2024. This represented total shares of 1,028,680 eligible for repurchase at May 1, 2024. On March 30, 2026, the Company approved a new stock repurchase program effective May 1, 2026. The stock repurchase program, which will remain in effect until April 30, 2028, unless terminated earlier, allows repurchases by the Company in an aggregate amount of up to 6% of the Company’s 16,409,660 outstanding shares of common stock as of March 26, 2026. This represented a total of 984,579 shares eligible for repurchase at May 1, 2026. The total number of shares outstanding and shares eligible for repurchase have been adjusted to give retroactive effect to stock dividends and stock splits, including the 5% stock dividend declared on January 22, 2026, and payable on March 25, 2026 to shareholders of record as of February 27, 2026.

ITEM 3. – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. – OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

On August 18, 2026, Mark Schulze, a Director of the Company, adopted a "Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K) that is intended to satisfy the affirmative defense provisions of Rule 10b5-1(c) under the Exchange Act. The trading plan provides for the sale of an aggregate maximum of up to 55,000 shares, subject to the terms and conditions of the plan.(1) The trading plan will terminate on August 25, 2028, or earlier upon the occurrence of certain events specified in the plan.

(1) Represents the maximum aggregate number of shares that may be sold under the trading plan, based on a maximum of 2,500 shares per month from November 2026 through August 2028.

During the three months ended September 30, 2026, no other director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as each term is defined in Item 408(a) of Regulation S-K.

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

FIRST NORTHERN COMMUNITY BANCORP

Date:	November 6, 2026	By:	/s/ Kevin Spink

Kevin Spink, Executive Vice President / Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)